Form 10-K
period 2012-12-31
Canopius Holdings Bermuda Ltd
filed 2013-04-03
CIK 1555767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-183661

TOWER GROUP INTERNATIONAL, LTD.

(Exact name of registrant as specified in its charter)

(formerly known as Canopius Holdings Bermuda Limited)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House, 4 Par-La-Ville Road

Hamilton HM 08

Bermuda

(441) 279 6611

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 14, 2013 based upon the last sale price reported for such date on The NASDAQ Global Select Market, was $926,482,926. The calculation of the aggregate market value of voting and non-voting stock excludes 4,155,386 of the registrant’s common shares held by executive officers, directors, and shareholders that the registrant has concluded were affiliates of the registrant at that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. The registrant has elected to use March 14 as the calculation date, which was the initial trading date of the registrant’s common shares on The NASDAQ Global Select Market, since on June 30, 2012 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held concern. As of March 25, 2013, a total of 57,432,150 common shares of the registrant, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Annual Report on Form 10-K of Tower Group, Inc. (“TGI”), which is the registrant’s predecessor pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the year ended December 31, 2012 and filed with the Securities and Exchange Commission (the “SEC”) (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 on March 13, 2013, is incorporated by reference in Part I, Items1-3 and Part II, Item 5 of this Form 10-K. In addition, portions of the registrant’s definitive Proxy Statement for the 2013 Annual General Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed by the Tower Group International, Ltd. (“TGIL” or the “Company”) on its own behalf. The Company is also deemed to be the successor to TGI pursuant to Rule 12g-3(a) under the Exchange Act. TGI has filed a separate Annual Report on Form 10-K for the fiscal year ended December 31, 2012 with the SEC on March 4, 2013, as amended by Amendment No. 1 on March 13, 2013. This Annual Report on Form 10-K contains information to be reported by the Company with respect to its last full fiscal year, as well as information about the combined company after giving effect to the merger described below.

The Company is a Bermuda company that was formerly named Canopius Holdings Bermuda Limited (“Canopius Bermuda”). Pursuant to an Agreement and Plan of Merger, dated as of July 30, 2012, as amended (the “merger agreement”), an indirect wholly owned subsidiary of the Company merged (the “merger”) with and into TGI, with TGI surviving the merger and becoming an indirect wholly owned subsidiary of the Company. The merger was consummated on March 13, 2013. Pursuant to the merger agreement, Canopius Bermuda changed its name to Tower Group International, Ltd. and each share of TGI common stock issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive 1.1330 of common shares of the Company. The Company’s common shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol “TWGP,” as the TGI common stock prior to the merger.

TGI is treated as the acquiring company in the merger for accounting purposes and the transaction is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of TGI for the periods through March 13, 2013 became our consolidated financial statements for the same respective periods. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of the Company, not TGI, because this Annual Report on Form 10-K covers the last fiscal year of Canopius Bermuda and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Canopius Bermuda as reported herein are not indicative of the future results of operations and financial position of the combined company. Investors should review the separate Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) for information specifically related to our subsidiary TGI.

Although TGIL following the merger is a “large accelerated filer” for fiscal year 2012 pursuant to Rule 12b-2 under the Exchange Act, the Company prior to the merger and for whom this Annual Report on Form 10-K is being filed was a “non-accelerated filer” for fiscal year 2012.

Unless otherwise indicated or the context otherwise requires, references to “TGIL,” “the registrant,” “we,” “us,” or “our” refer to Tower Group International, Ltd. and its consolidated subsidiaries, including its predecessor, TGI. All references to “Canopius Bermuda” or “CHBL” are references to Tower Group International, Ltd. (f/k/a Canopius Holdings Bermuda Limited) and its consolidated subsidiaries prior to the effective time of the merger on March 13, 2013. All references to “TGI” are references to Tower Group, Inc. and, unless otherwise indicated or the context otherwise requires, its consolidated subsidiaries prior to the effective time of the merger described below. The historical financial information set forth in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, reflects the consolidated results of operations and financial position of the Company prior to the merger.

Tower Group International, Ltd.

(formerly known as Canopius Holdings Bermuda Limited)

2012 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors” and in the Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Unless otherwise indicated or the context otherwise requires, all references herein to “TGIL,” “we,” “us,” and “our” refer to Tower Group International, Ltd. and its consolidated subsidiaries, including its predecessor Tower Group, Inc. All references to “TGI” are references to Tower Group, Inc. and, unless otherwise indicated or the context otherwise requires, its consolidated subsidiaries prior to the effective time of the merger described below.

PART I

Item 1.	Business

Overview

We are an exempted company formed under the laws of Bermuda in 2007. In connection with the merger, we were re-named Tower Group International, Ltd. and became the parent company of and successor to TGI pursuant to Rule 12g-3(a) under the Exchange Act.

The TGIL group of companies is one of the 50 largest providers of property and casualty insurance products and services in the United States. Through our insurance subsidiaries, we offer a broad range of commercial, specialty and personal property and casualty insurance products and services to businesses in various industries and to individuals throughout the United States. We provide these products on both an admitted and an excess and surplus, or E&S, lines basis. In addition, through our Bermuda reinsurer Tower Reinsurance Ltd., we provide property and casualty reinsurance to Lloyd’s of London syndicates and other cedents, including through a quota share reinsurance arrangement with Lloyd’s of London Syndicate 4444.

The Merger; Historical Businesses of Canopius Bermuda and TGI

On March 13, 2013, Canopius Bermuda and TGI completed a merger transaction pursuant to which we were re-named Tower Group International, Ltd. and became the parent company of and successor to TGI pursuant to Rule 12g-3(a) under the Exchange Act, with TGI becoming our wholly owned subsidiary. In the merger, among other things, all outstanding shares of TGI common stock were cancelled and automatically converted into the right to receive 1.1330 of our common shares. Immediately after giving effect to the issuance of our common shares to the former TGI stockholders in the merger, 57,191,857 of our common shares were outstanding, of which approximately 76% were held by the former TGI stockholders. The remaining 24% of our common shares outstanding immediately after giving effect to the merger were held by persons and entities who acquired our common shares prior to the merger, all of whom acquired such shares from Canopius Group Limited in a private placement transaction. Our common shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol, “TWGP,” that the shares of TGI common stock traded on and under prior to the merger. For information regarding the historic business of CHBL, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

TGI is treated as the acquiring company in the merger for accounting purposes and the transaction is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of TGI for the periods through March 13, 2013 became our consolidated financial statements for the same respective periods. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of CHBL, not TGI, because this Annual Report on Form 10-K covers the last fiscal year of CHBL and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of CHBL as reported herein are not indicative of the future results of operations and financial position of the combined company. For information regarding the historical results of operations and financial condition of TGI, please see “Item 1. Business” included in the separate Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990), which is incorporated herein by reference.

Canopius Bermuda Structure Pre-Merger

Prior to the merger, Canopius Bermuda was a wholly owned subsidiary of Canopius Group Limited (“CGL”) and was the holding company for Tower Reinsurance, Ltd. (Formerly Canopius Bermuda Limited) (“TRL”), a Class 3A Bermuda reinsurance company with assumed premiums written of approximately $383.3 million as of December 31, 2012. TRL wrote structured reinsurance treaty business and provided capital support to TRL’s underwriting operations at Lloyd’s of London (“Lloyd’s”). Following the merger, it is expected that CBL will continue to participate in TRL’s Lloyd’s business through quota share reinsurance and will provide reinsurance to third party cedents. CHBL was also the holding company for Canopius Underwriting Bermuda Limited (“CUBL”), an insurance services company primarily underwriting excess of loss liability business and treaty property reinsurance business on behalf of Syndicate 4444 at Lloyd’s. CUBL provided certain administrative services to CBL. CUBL was transferred in connection with the restructuring described below and is no longer a subsidiary of CHBL. CHBL transferred CUBL to CGL on November 21, 2012.

Effective immediately prior to the consummation of the merger, CGL sold 100% of its equity ownership of CHBL to a group of third party institutional investors (the “third party investors”) in a private placement transaction, which investors were the sole shareholders of CHBL immediately prior to the merger.

The Restructuring

Overview

Prior to and in connection with the merger, TGI, CGL and TGIL effected a restructuring of the insurance operations of TGIL, which are referred to collectively as the “restructuring.” The restructuring of TGIL and its retained business following the restructuring (the “retained business”) are described in further detail under the heading “The Restructuring” in Amendment No. 6 to the Company’s Registration Statement on Form S-4, which was declared effective by the SEC on January 31, 2013.

In connection with the restructuring:

•	The ownership of CUBL was transferred to CGL.

•	All of TRL’s loss reserves, loss adjustment reserves and unearned premium reserves and the insurance and reinsurance obligations to which they relate, other than such reserves and obligations relating to the retained business, were commuted, novated or retroceded to affiliates of CGL.

•	CHBL declared a dividend of excess capital payable to CGL equal to 83 million British pound sterling.

The retained business following the restructuring consists of:

•	The loss reserves, loss adjustment reserves and unearned premium reserves, and the insurance and reinsurance obligations to which they relate, under all insurance and reinsurance contracts written by TRL before July 31, 2012 with unaffiliated parties.

•	TRL’s 72.58% quota share participation in the 2010 underwriting year of account results of Syndicate 4444 under TRL’s quota share reinsurance agreement with CGL’s affiliate Canopius Capital Two Limited, dated December 30, 2009, and the loss reserves, loss adjustment reserves and unearned premium reserves relating to such quota share participation. The 2010 underwriting year of account of Syndicate 4444 was reinsured to close into the 2011 underwriting year of account with an inception date of January 1, 2013.

•	TRL’s 67.65% quota share participation in the 2011 underwriting year of account results of Syndicate 4444 under CBL’s quota share reinsurance agreement with CGL’s affiliate Flectat Limited, dated December 15, 2010 (as amended, the “2011 Quota Share Agreement”), and the loss reserves, loss adjustment reserves and unearned premium reserves relating to such quota share participation, provided that 89.86% of such quota share participation shall be retroceded to an affiliate of CGL other than TRL, leaving TRL with a 10.14% net exposure to such quota share participation; as the 2010 underwriting year (including 2009 and prior year business reinsured to close into the 2010 underwriting year) was, in the normal course of business, reinsured to close into the 2011 underwriting year with an inception date of January 1, 2013, the retrocession percentages will be revised with respect to the 2010 underwriting year so that 68% of such quota share participation shall be retroceded to an affiliate of CGL other than TRL, leaving TRL with a 32% net exposure to such quota share participation for the 2010 underwriting year.

•	TRL’s 58.09% quota share participation in the 2012 underwriting year of account results of Syndicate 4444 under CBL’s quota share reinsurance agreement with Flectat Limited, dated December 1, 2011 (as amended, the “2012 Quota Share Agreement”), and the loss reserves, loss adjustment reserves and unearned premium reserves relating to such quota share participation, provided that 89.67% of such quota share participation shall be retroceded to an affiliate of CGL other than TRL, leaving TRL with a 10.33% net exposure to such quota share participation; if the 2011 underwriting year (including 2010 and prior year business reinsured to close into the 2011 underwriting year) is, in the normal course of business, reinsured to close into the 2012 underwriting year on January 1, 2014, then the retrocession percentages will be revised with respect to the 2010 underwriting year so that 68% of such quota share participation shall be retroceded to an affiliate of CGL other than TRL, leaving TRL with a 32% net exposure to such quota share participation for the 2010 underwriting year.

The systems and other non-insurance assets necessary to support such retained business and other business operations of TGI and its affiliates and the other non-insurance assets will be retained by or contractually provided to TGIL or TRL after the effective time.

Retrocession and Novation Transactions

In connection with the restructuring, the 2011 Quota Share Agreement and 2012 Quota Share Agreement, were amended:

(a) to provide that the amount of qualifying collateral that TRL is required to maintain on deposit at Lloyd’s (referred to as “Funds at Lloyd’s”) to support TRL’s reinsurance obligation under any such agreement may include Funds at Lloyd’s that an affiliate of CGL other than TRL may be required to deposit under any retrocessional coverage in respect of any such agreement; and

(b) to reflect that, although TRL’s quota share percentage under any such agreement will be unchanged, the application by Lloyd’s of any Funds at Lloyd’s deposited by an affiliate of CGL other than TRL under any retrocessional coverage in respect of any such agreement, may, to the extent an amount equal in the amount of the Funds at Lloyd’s so applied, discharge TRL’s reinsurance obligation. Retrocessional coverage is a transaction whereby a reinsurer cedes to another reinsurer, known as a retrocessionaire, all or part of the reinsurance it has assumed. Retrocession does not legally discharge the ceding reinsurer from its liability with respect to its obligations to the reinsured.

In addition, TRL’s 55.90% quota share participation in the 2013 underwriting year of account results of Syndicate 4444 under TRL’s quota share reinsurance agreement with CGL’s affiliate Flectat Limited, dated December 20, 2012, and an existing limited liability whole account excess reinsurance treaty with the Member of Lloyd’s that constitutes Syndicate 839 for the 2008 underwriting year of account, dated August 17, 2010, will be novated to an affiliate of CGL other than TRL.

In addition, certain existing quota share agreements pursuant to which affiliates of TGI participate in the 2011 and 2012 years of account of Syndicate 4444 will be commuted.

TRL, CGL and certain affiliates of CGL other than TRL have entered an agreement under which the parties will agree to take such actions and provide such reimbursements, guarantees and indemnities as may be necessary to ensure that, in the event that Lloyd’s applies any Funds at Lloyd’s supporting Canopius Capital Two Limited or Flectat Limited to discharge their insurance obligations as corporate underwriting members of Lloyd’s, the parties are placed in the same economic position that would apply if the Funds at Lloyd’s so applied had been done in a manner reflecting the parties economic interests in those insurance obligations. This agreement will, among other things, protect TRL from adverse consequences of having any Funds at Lloyd’s it has deposited to support its obligations under the 2011 Quota Share Agreement and the 2012 Quota Share Agreement applied by Lloyd’s to discharge the insurance obligations of Canopius Capital Two Limited or Flectat Limited other than in a proportion matching TRL’s economic exposure to Canopius Capital Two Limited or Flectat Limited under those quota share agreements.

Determination of Reserves

The loss and loss adjustment reserves supporting the retained business will be determined by TRL’s internal actuaries’ best estimate of the adequacy and sufficiency of such reserves consistent with (i) TRL’s accounting policy for establishing the loss and loss adjustment reserves and (ii) TRL’s best practice for establishing such reserves. TGIL has the right to cause such reserves to be evaluated by a third party actuarial firm engaged by TGIL for the purpose of confirming the adequacy and sufficiency of such reserves. If there is a dispute as to the adequacy and sufficiency of such reserves, TGIL and CGL will jointly engage another independent actuarial firm to resolve such dispute, which resolution of such actuarial firm will be final and binding on TGIL and CGL. If such reserves are determined to be deficient as of the closing date of the merger, then CGL or its relevant affiliate will pay to TRL an amount equal to such deficiency as adjustments to the retrocession and novation transactions entered into as part of the restructuring. If such reserves are determined to be redundant as of the closing date of the merger, then TRL will pay to CGL or its relevant affiliate an amount equal to such redundancy as adjustments to the retrocession and novation transactions entered into as part of the restructuring. The costs of the third party actuarial firm incurred in connection with the dispute resolution process will be borne by TGIL.

Syndicate 4444

Syndicate 4444 underwrites through three divisions: Global Property, Global Specialty and UK Retail. Prior to the merger, TGI participated in the underwriting results of Syndicate 4444 through an 8.62% quota share arrangement for the 2011 year of account and a 6.00% quota share arrangement for the 2012 year of account. Following the merger, TGIL will continue to participate in the underwriting results of Syndicate 4444. In addition, CGL has offered TGIL the right to participate in Syndicate 4444’s results with a quota share of up to 10% on each of Syndicate 4444’s 2013, 2014 and 2015 years of account. The main underwriting lines are summarized below.

Syndicate 4444 Global Property includes the following lines:

•	Direct and facultative commercial property, which is a worldwide direct and facultative property portfolio with an emphasis on the US market. The account comprises large account open market commercial property insurance, excluding petrochemical and power, across a broad geographical base.

•	North American excess and surplus lines binding authorities, which specializes in U.S. excess and surplus lines business, written predominantly through binding authorities with managing general agents with the vast majority of business located in North America. Products include Commercial property, Homeowners, Casualty and Automobile.

•	Property treaty reinsurance, which is a global portfolio of property treaty business comprising risk and catastrophe excess of loss, property pro-rata, engineering excess of loss and pro-rata and retrocession business.

Syndicate 4444 Global Specialty includes the following lines:

•	Marine and energy insurance, which provides insurance across a broad range of marine and energy risks. Products include Cargo Energy, Marine Liability, Marine Property, Non-Marine construction and engineering.

•	Marine treaty reinsurance, which writes London market and foreign excess of loss (“XL”), plus some specialist pro-rata business. The London XL account comprises marine treaty business for Lloyd’s syndicates and London companies, on an excess of loss basis, providing coverage for all classes. The foreign XL account comprises marine treaty business, on an excess of loss basis, for indigenous portfolios, with a preference for those with a hull/ cargo bias. Specialist areas include USA, Japan and Scandinavia. A small space account on a pro-rata basis is also underwritten.

•	Casualty, including professional indemnity, financial institutions and excess casualty, which is a broad portfolio of casualty business diversified both by product and distribution, with business being accepted in Lloyd’s and via CGL-owned UK and overseas service companies.

•	Casualty treaty reinsurance, which writes a wide range of casualty treaty excess of loss reinsurances, for clients located in all territories outside of North America. Products include: Liability (general third party, employers’ liability/workers’ compensation, professional, financial and miscellaneous); Motor (predominantly international business including unlimited protections where appropriate); Short tail (personal accident, kidnap and ransom, contingency, bloodstock, product recall and credits and bonds); and Retrocession (focusing on reinsurance of European reinsurers and Lloyd’s syndicates).

In addition, Syndicate 4444 underwrites regional Asian casualty treaty reinsurance through Canopius Asia based in Singapore, and regional European casualty treaty reinsurance through Canopius Europe based in Zurich.

•	Construction and engineering, which consists of direct and facultative construction and engineering risks. The portfolio comprises contractors all risks and erection all risks (including public liability, advance loss of profits, contractors plant and existing property), machinery breakdown and business interruption.

•	International accident & health, which is an international accident and health business across a broad range of classes protecting both groups and individuals. The syndicate underwrites a broad portfolio of trades and company sizes, with a wide range of occupational classes, from pure white collar through to the heaviest of blue collar workers such as security consultants in troubled areas and heavy manual workers. The account has a wide geographical spread. Products include: Accidental Death and Disability Voluntary Group Personal Accident Short Term Disability / Income Replacement Flexible Benefits and Travel

•	Crisis management, including product contamination, war, sabotage & terrorism, aviation war and kidnap & ransom, which is a specialist book of crisis management products. Products include contaminated product insurance, sabotage & terrorism and kidnap & ransom.

•	Political risk, including expropriation, contract frustration, aircraft repossession and structured trade credit, which is a diverse book of political risk & trade credit insurance. The underwriting team writes a global, emerging market book of business across the political risk spectrum and covers bank, trading and industrialist interests against a range of perils including confiscation, nationalisation, both pre and post-shipment contract frustration, structured trade credit and aircraft repossession.

Syndicate 4444 UK Retail Insurance includes the following lines:

•	UK household, which offers protection for householders on both buildings and/or contents (both of a standard and non-standard nature), mainly in the UK and Republic of Ireland. The syndicate also provides insurance for european holiday homes.

•	UK specialist property/ niche personal lines, which offers protection for specialist property delegated schemes. Business lines include high-value musical instruments (ranging from rare classical pieces to rock and pop instruments), protection for high-value philatelic collections for stamp owners and dealers, golfing risks and specific pet insurance products. The syndicate also insures caravans, covering structures and/or contents (both of a standard and non-standard nature) and includes touring and static caravans, holiday homes and park homes.

•	UK commercial combined for the small and medium enterprise (“SME”) sector, which is a UK SME commercial property book of business written through Arista Insurance, a UK underwriting agency in which CGL holds an ownership interest. This book is focused towards a network of independent brokers accessed via the provision of IT solutions, supported by regional offices.

•	UK casualty, including accident & health and professional indemnity, which writes personal accident & travel for UK customers across a broad range of classes protecting both groups and individuals. The syndicate underwrites a broad portfolio of trades and company sizes, with a wide range of occupational classes.

Available Information

We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.twrgrpintl.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

Item 1A. Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. These factors should be considered in conjunction with the other information included in or incorporated by reference into this Annual Report on Form 10-K, including the risks and uncertainties relating to TGI discussed under the caption “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC on March 4, 2013 (Commission File No. 000-50990), as amended by Amendment No. 1 on March 13, 2013, which is incorporated herein by reference. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Canopius Bermuda’s Historical Financial Statements

The historical financial statements of Canopius Bermuda included in this Annual Report on Form 10-K do not take into consideration the restructuring.

The historical financial statements of Canopius Bermuda included in this Annual Report on Form 10-K do not take into consideration the restructuring transactions effected prior to the effective time of the merger but subsequent to December 31, 2012, which transactions have had a material impact on the assets, liabilities, cash flows and results of operations of TGIL. Accordingly, such financial statements and the related selected historical financial data should only be read in combination with the quantitative and qualitative descriptions of the restructuring contained in this Annual Report on Form 10-K and in our Registration Statement on Form S-4, which was declared effective on January 31, 2013. See also the unaudited pro forma condensed consolidated financial information of the combined company, which gives effect to the restructuring, in our Current Report on Form 8-K filed with the SEC on March 28, 2013.

Risks Related to the Merger

The combination of the businesses currently conducted by TGI and Canopius Bermuda will create numerous risks and uncertainties, which could adversely affect TGIL’s operating results or prevent TGIL from realizing the expected benefits of the merger.

Strategic transactions like the merger create numerous uncertainties and risks and require significant efforts and expenditures. TGI will transition from a standalone public Delaware corporation to being part of a combined company organized in Bermuda. This combination will entail many changes, including the integration of TGI with Canopius Bermuda, and changes in systems and other operations. These activities are complex, and TGIL may encounter unexpected difficulties or incur unexpected costs, including:

•	the diversion of TGIL management’s attention to integration of operations and corporate and administrative infrastructures;

•	difficulties in achieving anticipated business opportunities and growth prospects from combining the business of Canopius Bermuda with that of TGI;

•	difficulties in the integration of operations and systems;

•	challenges in keeping existing insureds and cedents and obtaining new insureds and cedents; and

•	challenges in attracting and retaining key personnel.

If any of these factors impairs TGIL’s ability to integrate the operations of TGI with those of CHBL successfully or on a timely basis, TGIL may not be able to realize the anticipated business opportunities and growth prospects from combining the businesses. In addition, TGIL may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of its business.

In addition, the market price of TGIL common shares may decline following the business combination, including if the integration of TGI and CHBL is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

As a result of the merger, TGIL will continue to incur additional direct and indirect costs.

TGIL will continue to incur additional costs and expenses in connection with and as a result of the merger. These costs and expenses include professional fees to comply with Bermuda corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding meetings of the TGIL Board of Directors and certain executive management meetings outside of the United States, as well as any additional costs TGIL may incur going forward as a result of its new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by TGI and CHBL.

The market price of TGIL’s common shares and TGIL’s earnings per share may decline as a result of the merger.

The market price of TGIL’s common shares may decline as a result of, among other things, the merger if TGIL does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on TGIL’s financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to the merger could reduce TGIL’s future earnings per share.

As TGIL expands the operations of its Bermuda reinsurance subsidiaries, TGIL will be increasingly exposed to the risks facing similarly situated Bermuda-based property and casualty reinsurers generally.

As TGIL expands the operations of its Bermuda reinsurance subsidiaries following the merger, it will be increasingly exposed to the many and significant risks facing similarly situated Bermuda-based property and casualty reinsurers, including but not limited to:

•	the possibility that pricing changes in the reinsurance industry may make it more difficult for TGIL to effectively compete or produce attractive returns;

•	the possibility of severe or unanticipated losses from natural or man-made catastrophes;

•	the effectiveness of TGIL’s loss limitation methods with respect to reinsurance it underwrites;

•	the cyclical nature of the reinsurance industry;

•	the levels of new and renewal business achieved and the premium environment;

•	a lack of opportunities to increase writings in TGIL’s reinsurance lines of business and in specific areas of the reinsurance market;

•	the inherent uncertainties of establishing reserves for loss and loss adjustment expenses, and TGIL’s reliance on industry loss estimates and those generated by modeling techniques;

•	unanticipated adjustments to premium estimates;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the amount and timing of reinsurance recoverables and reimbursements TGIL actually receives from its reinsurers; and

•	declining demand for reinsurance due to increased retentions by cedents and other factors.

The Bermudian regulatory system, and potential changes thereto, could have a material adverse effect on TGIL’s business.

Bermuda statutes, regulations and policies of the Bermuda Monetary Authority, or the BMA, require Bermuda reinsurers to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards, to obtain prior approval of ownership and transfer of shares (in certain circumstances) and to submit to certain periodic examinations of its financial condition. These statutes and regulations may, in effect, restrict the ability of Bermuda-based reinsurance subsidiaries of TGIL, such as TRL, to write insurance and reinsurance policies, to make certain investments and to distribute funds.

Risks Relating to Our Common Shares

The rights of our shareholders is governed by Bermuda law, which has material and sometimes adverse differences relative to the corporate law of other jurisdictions, including Delaware.

The rights of our shareholders is governed by applicable Bermuda law, including the Bermuda Companies Act of 1981 (the “Companies Act”), and by TGIL’s memorandum of association and amended and restated bye-laws (the “bye-laws”), which are included as an exhibit to this Annual Report on Form 10-K.

The Companies Act differs in some material respects from laws generally applicable to Delaware corporations, such as Tower, and their stockholders. Set forth below is a summary of certain significant provisions of the Companies Act, which includes, where relevant, information on modifications adopted under TGIL’s bye-laws that differ in certain respects from Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to TGIL and its shareholders.

Interested Directors. Under Bermuda law and TGIL’s bye-laws, a transaction entered into by TGIL, in which a director has an interest, will not be voidable by TGIL, and such director will not be accountable to TGIL for any benefit realized under that transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of the Board of Directors, or in writing, to the Board of Directors. In addition, TGIL’s bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest under the Companies Act, unless the majority of the disinterested directors determine otherwise. Under Delaware law, the transaction would not be voidable if:

•	the material facts as to the interested director’s relationship or interests were disclosed or were known to the Board and the Board in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	the material facts were disclosed or were known to the stockholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation at the time it was authorized, approved or ratified.

Business Combinations with Large Shareholders or Affiliates. As a Bermuda company, TGIL. may enter into business combinations with its large shareholders or one or more wholly owned subsidiaries, including asset sales and other transactions in which a large shareholder or a wholly owned subsidiary receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders or other wholly owned subsidiaries, without obtaining prior approval from TGIL’s shareholders and without special approval from TGIL’s Board of Directors. Under Bermuda law, amalgamations and mergers require the approval of the Board of the Directors, and except in the case of amalgamations or mergers with and between wholly owned subsidiaries, shareholder approval. However, when the affairs of a Bermuda company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to a Bermuda court, which may make an order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or the company. If TGIL were a Delaware company, it would need prior approval from the Board of Directors or a supermajority of its stockholders to enter into a business combination with an interested shareholder for a period of three years from the time the person became an interested stockholder, unless TGIL opted out of the relevant Delaware statute. Bermuda law and TGIL’s bye-laws would require the Board’s approval and, in some instances, shareholder approval of such transactions.

Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence a derivative action in TGIL’s name to remedy a wrong done to TGIL where an act is alleged to be beyond its corporate power, is illegal or would result in the violation of its memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute (i) fraud against the minority shareholders or (ii) an act that required the approval of a greater percentage of TGIL’s shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with the action. TGIL’s bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of TGIL, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of the director or officer or to recover any gain, personal profit or advantage to which the director or officer is not legally entitled. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with the action.

Indemnification of Directors and Officers. Under Bermuda law and TGIL’s bye-laws, TGIL is required to indemnify its directors, officers, any other person appointed to a committee of the Board (and their respective heirs, executors or administrators) to the fullest extent permitted by law against all liabilities, actions, costs, charges, losses, damages and expenses, incurred or sustained by such persons by reason of any act done, concurred in or omitted in the (actual or alleged) conduct of TGIL’s business or in the discharge of their duties; provided that such indemnification shall not extend to any matter that would render such indemnification void under the Companies Act. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if (i) such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and (ii) with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his conduct was unlawful.

Anti-takeover provisions in TGIL’s bye-laws could delay or deter a takeover attempt that shareholders might consider to be desirable and may make it more difficult to replace members of TGIL’s Board of Directors.

TGIL’s bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of TGIL’s common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of TGIL’s common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

For example, TGIL’s bye-laws contain the following provisions that could have such an effect:

•	election of directors is staggered, meaning that members of only one of three classes of directors are elected each year;

•	directors serve for a term of three years; and

•	shareholders have limited ability to remove directors.

TGIL’s shareholders may have difficulty effecting service of process on TGIL or enforcing judgments against TGIL in the United States.

TGIL is organized under the laws of Bermuda and a portion of TGIL’s business will be based in Bermuda. In addition, certain of TGIL’s directors and officers may reside in Bermuda or other jurisdictions outside of the United States. As such, TGIL has been advised that there is doubt as to whether a holder of TGIL common shares would be able to (i) enforce, in the courts of Bermuda, judgments of U.S. courts against persons who reside in Bermuda based upon the civil liability provisions of the U.S. federal securities laws or (ii) bring an original action in the Bermuda courts to enforce liabilities against TGIL or its directors and officers who reside outside of the United States, based solely upon the civil liability provisions of the U.S. federal securities laws.

Further, TGIL has been advised that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for TGIL’s shareholders to recover against TGIL based on such judgments.

U.S. Federal and Bermuda Tax Risks Related to Purchasing and Owning Shares of TGIL.

The merger may have adverse U.S. federal income tax consequences on TGIL under certain circumstances.

Section 7874 of the Code addresses “inversion” transactions, which refer in relevant part to transactions in which a U.S. corporation becomes a subsidiary of a foreign corporation. This section provides that in certain instances such foreign corporation may be treated as a domestic corporation for U.S. federal income tax purposes.

Because the former holders of TGI common stock are not expected to own 80 percent or more of the stock (by vote or value) of TGIL by reason of the merger (the “ownership test”), we believe that TGIL should not be treated as a domestic corporation under section 7874 of the Code. It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that section 7874 of the Code applies to treat TGIL as a domestic corporation following the merger. Such IRS position, if sustained, would result in significant tax liability to TGIL and other adverse tax consequences. There is limited guidance regarding the application of the section 7874 provisions, including the ownership test. Moreover, new statutory and/or regulatory provisions under section 7874 of the Code (or otherwise) could be enacted or promulgated that adversely affect TGIL’s status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to TGIL.

TGIL and TGIL’s Bermuda subsidiaries may become subject to Bermuda taxes after March 31, 2035.

Bermuda currently imposes no income tax on corporations. Canopius Bermuda has obtained an assurance from the Bermuda Minister of Finance under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to TGIL or its Bermuda subsidiaries, until March 31, 2035. We cannot assure you that TGIL or its Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

TGIL and TGIL’s non-U.S. subsidiaries may be subject to U.S. tax, which may have a material adverse effect on TGIL’s financial condition and operating results.

We believe that TGIL and its non-U.S. subsidiaries have operated, and intend to continue to operate, in such a manner as to minimize the risk that we or our subsidiaries would be considered to be engaged in a trade or business in the United States (and, in the case of those non-U.S. subsidiaries qualifying for treaty protection, in such a manner as to minimize the risk that any of such non-U.S. subsidiaries would be considered to be doing business through a permanent establishment in the United States), and therefore subject to U.S. federal net income taxes or branch profits taxes. However, because there is uncertainty as to the activities that constitute being engaged in a trade or business within the United States, and what constitutes a permanent establishment under the applicable tax treaties, there can be no assurance that the IRS will not contend successfully that TGIL or one or more of its non-U.S. subsidiaries is or has been engaged in a trade or business, or is or has been carrying on business through a permanent establishment, in the United States.

Dividends paid by TGIL’s U.S. subsidiaries to TGIL will be subject to a 30 percent withholding tax.

Foreign corporations are generally subject to U.S. income tax imposed by withholding on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the U.S. (such as dividends and certain interest), subject to exemption under the Code or reduction by applicable treaties. The income tax treaty between the United States of America and Bermuda, as amended, does not reduce the U.S. withholding rate on such U.S.-source income. The non-treaty rate of U.S. withholding tax is currently 30 percent. Accordingly, dividends and interest, if any, paid by TGIL’s U.S. subsidiaries to TGIL will be subject to a 30 percent U.S. withholding tax.

The reinsurance agreements between TGIL and TGIL’s U.S. subsidiaries may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on TGIL’s financial condition and operating results.

Under section 845 of the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. In addition, if a reinsurance contract has a significant tax avoidance effect on any party to the contract, the IRS may make adjustments with respect to such party to eliminate the tax avoidance effect. No regulations have been issued under section 845 of the Code. Accordingly, the application of such provisions to TGIL and its subsidiaries is uncertain and we cannot predict what impact, if any, such provisions may have on TGIL or its subsidiaries either before or after completion of the merger.

If TGIL is classified as a passive foreign investment company (a “PFIC”) your taxes could increase.

If TGIL is classified as a PFIC, such classification would have material adverse tax consequences for U.S. persons that directly or indirectly own TGIL’s shares, including subjecting such U.S. persons to a greater tax liability than might otherwise apply. We believe that TGIL should not be, and currently do not expect TGIL to become, a PFIC for U.S. federal income tax purposes; however, no assurance can be given that TGIL is not and will not become a PFIC. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these provisions may be forthcoming. We cannot predict what impact, if any, such guidance would have on persons subject to U.S. federal income tax that directly or indirectly own TGIL’s shares. Moreover, if TGIL is a PFIC for any years in which dividends are paid or for the preceding year, such dividends will not be eligible for the reduced rates of U.S. federal income tax applicable to “qualified dividends.”

If you own or are treated as owning 10 percent or more of TGIL’s shares and TGIL or one or more of its non-U.S. subsidiaries is classified as a controlled foreign corporation (a “CFC”), your taxes could increase.

Each United States person (as defined in section 957(c) of the Code) who (i) owns (directly, indirectly through non-U.S. persons, or constructively by application of certain attribution rules (“constructively”)) 10 percent or more of the total combined voting power of all classes of shares of a non-U.S. corporation at any time during a taxable year (a “10 percent U.S. Shareholder”) and (ii) owns (directly or indirectly through non-U.S. persons) shares of such non-U.S. corporation on the last day of such taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed, if such non-U.S. corporation has been a CFC for an uninterrupted period of 30 days or more during such taxable year. A non-U.S. corporation is considered a CFC if 10 percent U.S. Shareholders own (directly, indirectly through non-U.S. persons, or constructively) more than 50 percent of the total combined voting power of all classes of voting shares of such non-U.S. corporation or more than 50 percent of the total value of all shares of such corporation. For purposes of taking into account subpart F insurance income, a CFC also generally includes a non-U.S. insurance company in which more than 25 percent of the total combined voting power of all classes of shares or more than 25 percent of the total value of all shares is owned (directly, indirectly through non-U.S. persons or constructively) by 10 percent U.S. Shareholders, on any day during the taxable year of such corporation. We cannot assure you that TGIL or its non-U.S. subsidiaries will not be classified as CFCs. Furthermore, due to the attribution provisions of the Code regarding determination of beneficial ownership, you may be a 10 percent U.S. Shareholder even though you do not directly own 10 percent or more of the total combined voting power of TGIL.

If one or more of TGIL’s non-U.S. subsidiaries is determined to have related person insurance income (“RPII”), you may be subject to U.S. taxation on your pro rata share of such income.

If TGIL is directly, indirectly through non-U.S. persons or constructively owned 25 percent or more by U.S. persons and the RPII of any of TGIL’s non-U.S. insurance subsidiaries were to equal or exceed 20 percent of such subsidiary’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to such insureds within the meaning of section 953(c)(6) of the Code) owned, directly or indirectly through entities (including TGIL), 20 percent or more of the voting power or value of such non-U.S. insurance subsidiary, then a U.S. person who owns any of TGIL’s shares (directly or indirectly through non-U.S. persons) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such subsidiary’s RPII for the entire taxable year, generally determined as if such RPII were distributed proportionately only to U.S. persons at that date regardless of whether such income is distributed. The amount of RPII earned by TGIL’s non-U.S. insurance subsidiaries (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of common shares or any person related to such holder within the meaning of section 953(c)(6) of the Code) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by such non-U.S. insurance subsidiaries. The gross RPII of each of TGIL’s non-U.S. insurance subsidiaries is not expected in the foreseeable future to equal or exceed 20 percent of such subsidiary’s gross insurance income. No assurance can be given that this will be the case because some of the factors that determine the existence or extent of RPII may be beyond TGIL’s knowledge and/or control.

The RPII rules provide that if a U.S. person disposes of shares in a non-U.S. insurance corporation in which U.S. persons own 25 percent or more of the shares (even if the amount of RPII is less than 20 percent of such corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20 percent threshold), any gain from the disposition will generally be treated as ordinary income to the extent of such U.S. person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that such U.S. person owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such U.S. person will be required to comply with certain reporting requirements, regardless of the number of shares owned by such U.S. person. Although TGIL will not itself be directly engaged in the insurance business, TRL will be so engaged and other non-U.S. subsidiaries of TGIL may be so engaged. As a result, it is possible that these RPII rules will apply to disposition of TGIL shares. The RPII provisions have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application of those provisions to TGIL and its non-U.S. subsidiaries are uncertain.

U.S. tax-exempt organizations that own TGIL’s shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of TGIL’s non-U.S. subsidiaries’ insurance income is attributed to such organization. In general, insurance income will be attributed to a U.S. tax-exempt stockholder if either TGIL is a CFC and such tax-exempt stockholder is a 10 percent U.S. Shareholder or there is RPII and the exceptions described above do not apply.

U.S. tax-exempt investors should consult their tax advisors as to the U.S. tax consequences of an investment in TGIL shares.

Changes in U.S. federal income tax law could be retroactive and may subject TGIL or its non-U.S. subsidiaries to U.S. federal income taxation.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. There are currently pending legislative proposals which, if enacted, could have a material adverse effect on TGIL and its shareholders. It is possible that broader-based or new legislative proposals could emerge in the future that could have an adverse effect on TGIL, its non-U.S. subsidiaries and its shareholders.

The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or PFIC or has RPII or subject to the inversion tax rules are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII are still in proposed form and the regulations regarding inversion transactions are in temporary form. New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will be applied on a retroactive basis.

There is uncertainty regarding the application of the U.S. Foreign Account Tax Compliance Act (“FATCA”) to TGIL and its subsidiaries.

FATCA requires certain foreign financial institutions and other foreign entities to undertake due diligence procedures to identify and provide information about shareholders and accounts held by US persons. In cases of non-compliance, a 30% withholding tax may be imposed. The application of FATCA to TGIL, its subsidiaries and their operations is uncertain.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

For information regarding certain real property owned or leased by TGI or any of its subsidiaries, see “Item 2. Properties” included in the separate Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 filed on March 13, 2013.

Item 3.	Legal Proceedings

Prior to the merger, there were no material pending legal proceedings to which CHBL was a party or of which any of its property was subject. For information regarding material pending legal proceedings to which TGI or any of its subsidiaries were a party, see “Item 3. Legal Proceedings” included in the separate Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 filed on March 13, 2013, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this Item and not provided herein is incorporated by reference to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included in the Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 filed on March 13, 2013.

Market Information

Prior to the merger, there was no public market for our common shares. As a result of the merger, all of the shares of TGI common stock issued and outstanding immediately prior to the effective time of the merger were canceled and automatically converted into and became the right to receive 1.1330 of our common shares, and TGI became an indirect wholly owned subsidiary of TGIL. Our common shares began trading on The NASDAQ Global Select Market under the trading symbol “TWGP” on March 14, 2013.

Prior to March 14, 2013, the common stock of TGI was traded on The NASDAQ Global Select Market under the trading symbol “TWGP”. For information about trading prices for the common stock of TGI on The NASDAQ Global Select Market from January 1, 2011 through December 31, 2012, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock and Dividends Declared” included in the Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 filed on March 13, 2013.

On March 13, 2013, the last reported sales price per share of our common shares was $17.43 per share (adjusted for the 1.1330 conversion ratio).

Holders of Common Shares

As of March 25, 2013, there were 303 holders of record of our common shares. Because many of our common shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

For information about dividends declared for TGI common stock from January 1, 2011 through December 31, 2012, please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Price Range of Common Stock and Dividends Declared” included in the Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 filed on March 13, 2013.

The dividend policy of TGIL is expected to be the same as the dividend policy of TGI. The declaration and payment of future dividends, if any, by TGIL will be at the sole discretion of its Board of Directors and will be dependent upon many factors, including its consolidated earnings, financial condition and business needs, capital and surplus requirements of its operating subsidiaries, regulatory considerations and other factors. Under Bermuda law, a company may declare and pay dividends from time to time unless there are reasonable grounds for believing that such company is or will, after the declaration or payment, be unable to pay its liabilities as they become due or that the realizable value of its assets will thereby be less than its liabilities. In addition, TGIL will be a holding company and, as such, will have no direct operations of its own. TGIL is not expected to have any significant operations or assets other than its ownership of the shares of its operating subsidiaries. Dividends and other permitted payments from TGIL’s operating subsidiaries are expected to be its primary source of funds to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to its shareholders.

Item 6.	Selected Financial Data

The following selected consolidated financial data reflects the consolidated results of operations and financial position of Canopius Bermuda as of and for the years presented herein. TGI is treated as the acquiring company in the merger for accounting purposes and the merger transaction is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of TGI prior to the effective time of the merger on March 13, 2013 became our historical financial statements. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of Canopius Bermuda, not TGI, because this Annual Report on Form 10-K covers the last fiscal year of Canopius Bermuda and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Canopius Bermuda as reported herein are not indicative of the future results of operations and financial position of the combined company. For information regarding the historical results of operations and financial condition of TGI, please see the separate Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 filed on March 13, 2013, which is incorporated herein by reference.

The following table sets forth Canopius Bermuda’s selected historical consolidated financial data as of the dates and for each of the periods indicated. The consolidated income statement data for the years ended December 31, 2012, 2011 and 2010 and consolidated balance sheet data as of December 31, 2012 and 2011 are derived from Canopius Bermuda’s audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated income statement data for the year ended December 31, 2009 and consolidated balance sheet data as of December 31, 2010 are derived from Canopius Bermuda’s audited consolidated financial statements, but such financial statements are not included or incorporated by reference into this Annual Report on Form 10-K. The consolidated income statement data for the years ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from Canopius Bermuda’s unaudited consolidated financial statements which are not included or incorporated by reference into this Annual Report on Form 10-K.

Canopius Bermuda does not have audited consolidated income statements for the period ended December 31, 2008 or consolidated balance sheets as of December 31, 2009 and 2008. Canopius Bermuda has not provided audited consolidated income statements for the fiscal year ended December 31, 2008 because Canopius Bermuda has not been required to prepare such audited consolidated income statements under Bermuda law or regulation and, accordingly, has never done so and the preparation of such audited consolidated income statements would be difficult, time consuming and expensive.

The following selected consolidated financial data should be read together with the consolidated financial statements of Canopius Bermuda and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements of Canopius Bermuda and the accompanying notes.

	Year ended December 31,
($ in thousands)	2012	2011	2010	2009	2008 (1)
Income Statement Data
Revenues
Assumed premiums written	$383,311	444,858	$516,016	$713,046	$361,885
Change in unearned premium	582	9,539	20,190	(50,759)	3,496

Assumed premiums earned	383,893	454,397	536,206	662,287	365,381
Other reinsurance income	419	—	—	—	—
Commissions	2,985	4,121	5,119	2,239	224
Net investment income	50,635	1,051	30,505	22,823	21,308
Net gains (losses) on foreign exchange transactions	(3,470)	485	60	(2,528)	2,616

Total revenues	434,462	460,054	571,890	684,821	389,529

Expenses
Losses and loss adjustment expenses	285,107	459,990	450,048	577,785	328,805
Policy acquisition costs	61,505	71,444	60,958	38,274	51,163
General and administrative expenses	5,003	5,481	6,692	5,987	5,288

Total expenses	351,615	536,915	517,698	622,046	385,256

Net income (loss)	$82,847	(76,861)	$54,192	$62,775	$4,273

(1)	The consolidated income statement data for the year ended December 31, 2008 are derived from unaudited consolidated financial statements.

	As of December 31,
($ in thousands)	2012	2011	2010	2009 (1)	2008 (1)
Summary Balance Sheet Data
Total investments	$224,449	$260,741	$277,995	$45,362	$—
Cash and cash equivalents	130,116	132,966	110,215	283,649	139,222
Reinsurance balance receivable	961,478	913,367	928,244	808,903	325,619
Total assets	1,319,319	1,310,419	1,321,223	1,142,015	465,999
Loss and loss adjustment expenses	792,706	810,336	719,155	563,968	190,635
Unearned premium	175,167	166,982	178,497	204,016	136,271
Total liabilities	984,783	984,504	915,679	782,398	330,185
Total shareholder’s equity	334,536	325,915	405,544	359,617	135,814

(1)	The consolidated balance sheet data as of December 31, 2009 and 2008 are derived from unaudited consolidated financial statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TOWER GROUP INTERNATIONAL, LTD. (formerly Canopius Holdings Bermuda Limited) (“CHBL” or the “Company”)

The following discussion and analysis of CHBL’s financial position and results of operations should be read in conjunction with CHBL’s consolidated audited financial statements and accompanying notes which appear elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. CHBL’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K.

Overview

CHBL is a Bermuda holding company that was incorporated on September 7, 2007. The Company’s wholly-owned subsidiary is Tower Reinsurance, Ltd. (formerly Canopius Bermuda Limited) (“TRL”), a class 3A licensed Bermuda insurance company. Canopius Bermuda, together with its subsidiary, is referred to as the “Company”. CHBL was also the holding company for Canopius Underwriting Bermuda Limited (“CUBL”), an insurance services company primarily underwriting excess of loss liability business and treaty property reinsurance business on behalf of Syndicate 4444 at Lloyd’s. CUBL provided certain administrative services to CBL. CUBL was transferred in connection with the restructuring described below and is no longer a subsidiary of CHBL.

On March 13, 2013, CHBL and TGI completed a merger transaction pursuant to which CHBL was re-named Tower Group International, Ltd. and became the parent company of and successor to TGI pursuant to Rule 12g-3(a) under the Exchange Act, with TGI becoming its wholly owned subsidiary. Further details on the merger are discussed in “Part I” and the “Subsequent Event” note included elsewhere in this Form 10-K.

The Company was organized to underwrite in global insurance markets principally by reinsuring various subsidiaries of Canopius that are Lloyd’s underwriting members participating in Syndicate 4444 at Lloyd’s (the “ceding affiliates”), through Quota Share Reinsurance Treaty Agreements (“QSRTs”). The Company reinsured each ceding affiliate, on similar terms, for 85% of its respective participation in the 2007 year of account (“YOA”) (from October 1, 2007) and each subsequent underwriting YOA. These contracts operate on a funds withheld basis so that, generally, no settlements will take place between the parties until each respective YOA closes. The 2007, 2008 and 2009 YOA were closed as at January 1, 2010, 2011 and 2012, respectively.

The Company provided Whole Account Aggregate Excess of Loss reinsurance cover for Acorn Corporate Capital Limited, a subsidiary of Canopius that was the sole underwriting member of Syndicate 839’s 2008 YOA (the “Acorn contract”). This contract was terminated by a Deed of Termination dated September 10, 2011.

The Company also reinsures Syndicate 839 (closed into Syndicate 4444’s 2011 YOA as at January 1, 2011) through a Syndicate Limited Liability Whole Account Excess Reinsurance Treaty. Under the terms of the contract the Company has agreed to indemnify Syndicate 839 in respect of its ultimate net loss actually paid on or after July 1, 2010 up to a limit of £110 million with effect from July 1, 2010. The contract operates on a funds withheld basis with annual profit distributions determined in accordance with a formula embodied in the contract.

In 2008, the Company entered into an intermediary agreement with Canopius Ireland Limited (“CIL”), a subsidiary of Canopius, to write certain structured reinsurance covers sourced by CIL. The Company wrote $1.5 million, $20.9 million and $22 million of premium in relation to such contracts in 2012, 2011 and 2010, respectively. Through its former subsidiary, CUBL, the Company was providing services to Syndicate 4444, principally underwriting excess casualty and property business on behalf of that syndicate, as well as administrative services to CBL.

Critical Accounting Estimates

The consolidated financial statements include amounts that, either by their nature or due to requirements of accounting principles generally accepted in the United States (“GAAP”), are determined using best estimates and assumptions. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss and loss expense reserves, the recoverability of reinsurance balance receivables and the valuation of investments. These estimates require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

Loss and Loss Expense Reserves

TRL is required by applicable laws and regulations and GAAP to establish loss and loss expense reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of TRL’s policies and agreements with its reinsureds.

Loss and loss expense reserves comprise reserves for the cost of claims reported but not settled at the balance sheet date (“outstanding losses”), as well as reserves for the cost of claims incurred but not reported (“IBNR”) at the balance sheet date.

Reserves for outstanding losses and IBNR are established and maintained by TRL based on information received from the cedants. The estimated cost of claims includes expenses to be incurred in settling claims and a deduction for the expected value of salvage and other recoveries. Given the uncertainty in establishing loss and loss expense provisions, it is likely that the final outcome will prove to be different from the original liability established. Adjustments to the amounts of loss and loss expense provisions are reflected in income in the period in which they are known. The methods used, and the estimates made, are reviewed regularly. Claims and expenses reported are generally reserved at the reported amounts, although these amounts are subject to review and potential adjustment.

The estimation of claims IBNR is generally subject to a greater degree of uncertainty than the estimation of the cost of settling claims already notified to TRL, where more information about the claim event is generally available.

Claims IBNR may often not be apparent to the insured until many years after the event giving rise to the claims has happened. Classes of business where the IBNR proportion of the total reserve is high will typically display greater variations between initial estimates and final outcomes because of the greater degree of difficulty of estimating these reserves.

Reinsurance Balances Receivable

Under the QSRTs, premiums due to TRL are retained by the cedents and utilized in accordance with the terms of the applicable trust deeds for the settlement of claims and other underwriting liabilities. Settlement between the parties takes place following the closure of the underwriting year, which is generally after three years. Any profit will be released from the relevant trust fund and remitted to TRL. Any losses will be payable by TRL to Canopius Group Limited (“Canopius Group”) subsidiaries participating in Syndicate 4444.

Fair Value

GAAP establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) followed by similar but not identical assets or liabilities (Level 2) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during periods of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available.

The Company primarily uses outside pricing services to assist in determining fair values. For investments in active markets, the Company uses the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices are unavailable, the pricing services utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.

As management is responsible for the recorded fair values, the Company has processes in place to validate the market prices obtained from the outside pricing sources including, but not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. The Company also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Premiums—Assumed premiums written for the year ended December 31, 2012 were $383.3 million as compared to $444.9 million for 2011 for a decrease of $61.6 million, or 13.8%. This decrease is primarily attributed to (i) changes in quota share interests in Syndicate 4444, which were 70.6%, 72.6% and 67.7%, respectively, in the 2009, 2010 and 2011 underwriting years of Syndicate 4444 and 58.1% in the 2012 underwriting year of Syndicate 4444; and (ii) a reduction in the average exchange rate of British Pounds Sterling to US Dollars from 1.60 in the year ended December 31, 2011 to 1.59 in the year ended December 31, 2012. Assumed premiums earned decreased $70.5 million, or 15.5%, to $383.9 million for the year ended December 31, 2012 from $454.4 million for the same period in 2011. This decrease is attributed to similar reasons given for assumed premiums written.

Other reinsurance income—Other reinsurance income of $0.4 million for the year ended December 31, 2012 is associated with a new reinsurance treaty entered into in the third quarter of 2012 which is accounted for using the deposit method of accounting.

Commission revenues—Commission revenue decreased to $3.0 million for the year ended December 31, 2012 compared to $4.1 million for the year ended December 31, 2011. This decrease is attributed to less business sourced by CUBL. Also, CUBL was transferred in November 2012 to Canopius Group.

Net investment income—Net investment income was $50.6 million for the year ended December 31, 2012 compared to $1.1 million for the year ended December 31, 2011, for an increase of $49.5 million. The investments in 2011 suffered losses on a mark to market basis. The bulk of the corporate bond funds were invested in short dated investment grade (rated BBB or better) corporate bonds. The yields on these bonds can be considered to be the government bond yield for an equivalent duration plus a ‘spread over government bonds’ that can vary depending on investors’ assessment of the risk of the bonds. During 2011 the ‘spread’ on corporate bonds widened, reflecting investors’ increased assessment of risk and therefore the yield to redemption increased causing prices to fall. Therefore, the bonds suffered a mark to market loss in that period.

Net gains (losses) on foreign exchange transactions—Net losses on foreign exchange increased to $3.5 million for the year ended December 31, 2012 compared to a gain of $0.5 million for the year ended December 31, 2011. This change was driven by fluctuations in foreign exchange rates.

Losses and loss expenses incurred (“losses”)—Losses decreased $174.9 million to $285.1 million in the twelve month period ended December 31, 2012 from $460.0 million in the same period in the prior year. The decrease in losses was attributable to a decline in the number catastrophes in the twelve months ended December 31, 2012 compared to numerous catastrophic losses in 2011. In addition, there was favorable development of $22.7 million in 2012 that arose due to better actual versus expected experience on reserves from years 2009 and prior. The loss ratio, calculated as losses and loss expenses divided by assumed premiums earned, was 74.3% for the year ended December 31, 2012 compared to 101.2% for the same period in the prior year.

Policy acquisition costs—Policy acquisition costs for the year ended December 31, 2012 of $61.5 million decreased $9.9 million, or 13.9%, from policy acquisition costs for the year ended December 31, 2011 of $71.4 million. This decline is directly associated with the decline in assumed earned premiums from 2011 to 2012.

General and administrative expenses (“G&A expenses”)—G&A expenses decreased by $0.5 million to $5.0 million for the year ended December 31, 2012 compared to $5.5 million in the same period in the prior year. This modest decline is associated with the decline in overall assumed premium volume from 2011 to 2012.

Net income—Net income was $82.8 million for the year ended December 31, 2012 compared to a net loss of $76.9 million for the year ended December 31, 2011. This improvement in net income is attributable to improvement in losses and the increase in net investment income from 2011 to 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Premiums—The Company’s assumed premiums written for 2011 were $444.9 million as compared to $516.0 million for 2010 for a decrease of $71.1 million, or 13.8%. This decrease is attributed to excess of loss reinsurance written in 2010 of Lloyd’s Syndicate 839 (predecessor syndicate to Syndicate 4444 in 2001 and prior underwriting years and reinsured to close into Syndicate 4444 in 2011) that was not written in 2011 offset slightly by an increase in premiums in 2011 over 2010 arising from some growth in the business and, in particular, reinstatement premiums receivable on very significant catastrophe claims which occurred in 2011. Assumed premiums earned decreased $81.8 million, or 15.3%, to $454.4 million in 2011 from $536.2 million in 2010. This decrease is mainly attributed to the reasons given above for assumed premiums written.

Commission revenues—Commission revenue decreased by $1.0 million from 2010 to 2011, from $5.1 million in 2010 to $4.1 million in 2011. This amount fluctuates based upon the volume of business that CUBL underwrites on behalf of Canopius Group.

Net investment income—Net investment income was $1.1 million in 2011 compared to $30.5 million in 2010, for a decrease of $29.4 million, or 96.4%. The interest on funds withheld reduced significantly due largely to the monies being invested heavily in short dated corporate bonds, prices of which fell in the second half of 2011.

The investments in funds were corporate bonds funds which suffered heavy losses in the second half of 2011 on a mark to market basis. The bulk of the corporate bond funds were invested in short dated investment grade (rated BBB or better) corporate bonds. The yields on these bonds can be considered to be the government bond yield for an equivalent duration plus a ‘spread over government bonds’ that can vary depending on investors’ assessment of the risk of the bonds. During 2011 the ‘spread’ on corporate bonds widened, reflecting investors’ increased assessment of risk and therefore caused bond prices to fall. Therefore the bonds suffered a mark to market loss in 2011.

Losses and loss expenses incurred—Losses increased $10.0 million, or 2.2%, to $460.0 million in 2011 from $450.0 million in 2010. The increase in losses was attributable primarily to the numerous catastrophic losses that occurred in 2011 that negatively impacted the 2011 QSRTs written with Syndicate 4444 as well as certain structured business produced by CIL. The loss ratio, which is the ratio of losses to premiums earned, was 101.2% in 2011 compared to 83.9% in 2010.

Policy acquisition costs—Policy acquisition costs for 2011 were higher than policy acquisition costs in 2010, increasing $10.4 million, or 17.0%, to $71.4 million in 2011 from $61.0 million in 2010. This increase is primarily attributed to higher commissions charged on business assumed from Canopius Group.

General and administrative expenses—G&A expenses decreased slightly to $5.5 million in 2011 compared to $6.7 million in 2010.

Net income—Net loss was $76.9 million in 2011 compared to net income of $54.2 million in 2010. This change of $131.1 million is due to significant catastrophe losses incurred by the Company in 2011, as discussed above. The combined ratio, which is the sum of the loss ratio, calculated as losses and loss expenses divided by net premiums earned, and the underwriting expense ratio, which consists of acquisition costs divided by assumed premiums earned, was 117.0% in 2011, compared to 95.3% for 2010.

Liquidity and Capital Resources

The Company is a holding company, and as such, has no operations of its own. Substantially all of its operations are conducted by its insurance subsidiary, TRL. The holding company has no outstanding commitments to fund, and has no immediate needs for, cash, such as debt obligations.

TRL’s obligations relate primarily to the payment of claims and operating expenses. Nearly all of TRL’s reinsurance contracts are executed on a funds withheld basis and, accordingly, almost all assumed premiums, less commissions, are retained by the cedant insurers. These funds withheld balances are reduced as losses are paid on the assumed business. TRL’s sources of cash are derived from assumed written premium contracts that are not executed on a funds withheld basis, investment income on the investments held in its investment portfolio, remittance of net underwriting results from funds withheld balances and from proceeds on sales, redemptions and the maturing of its investment securities.

As a Class 3A insurer, TRL is required by the terms of its license granted under the Insurance Act, 1978 of Bermuda and related regulations (the “Act”) to maintain a minimum solvency margin in accordance with the provisions of the Act. The solvency margin is the amount by which assets exceed liabilities.

At December 31, 2012, the required statutory capital and surplus is calculated as $119.7 million. Actual statutory capital and surplus at December 31, 2012 was $431.4 million and, accordingly, TRL met the minimum solvency margin.

In 2011 the Bermuda Solvency Capital Requirement (“BSCR”) was introduced for Class 3A insurers. The BSCR is a risk-based capital model to measure risk and to determine an enhanced capital requirement (“ECR”) and target capital level (“TCL”) (defined as 120% of the ECR) for Class 3A insurers. During a transitional period following the introduction of BSCR, TRL is not required to meet the full amount of calculated ECR or TCL.

TRL is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities. Relevant assets comprise cash and investments, accrued investment income, and reinsurance balances receivable.

At December 31, 2012, TRL was required to maintain relevant assets of $738.7 million. At that date, relevant assets were $1,401.8 million and the minimum liquidity ratio was met.

The Act also prohibits TRL from reducing by 15% or more its statutory capital as set out in its previous statutory financial statements without the prior approval of the Bermuda Monetary Authority (the “BMA”). The company received approval from the BMA to reduce its statutory capital in an amount not to exceed 70 million British Pound Sterling in March 2013 in connection with its merger with Tower Group, Inc. (“TGI”). The Company’s former non-insurance subsidiary, CUBL, provided certain underwriting and administrative services to CBL and other affiliates of Canopius. Revenues earned on these services have been adequate to cover the administrative expenses incurred, which are primarily compensation and facility-related costs.

Sources and Uses of Cash and Cash Flows

The primary sources of cash of the operating subsidiaries are net premiums received, investment income and commission income, for those reinsurance contracts not executed on a funds withheld basis.

The principal uses of cash are for payment of losses, commissions paid to cedant insurers and operating expenses, for those reinsurance contracts not executed on a funds withheld basis.

Comparison of Year Ended December 31, 2012 and 2011

Net cash provided by operating activities during the year ended December 31, 2012 was $28.4 million compared to $25.7 million during the Year ended December 31, 2011. This increase is due to changes in payable and receivable balances that fluctuate in the ordinary course of business. The change in net (loss) income between 2012 and 2011 is primarily attributed to contracts that were written on a funds withheld basis, and have insignificant impact on cash flows from operating activities.

Cash flows provided by investing activities during the Year ended December 31, 2012 were $23.8 million. Cash used in investing activities was $3.1 million for the Year ended December 31, 2011. The increase relates to the sale of securities to support the payment of claims and generation of cash for the loan to Canopius Group.

Net cash used in financing activities during the Year ended December 31, 2012 was $93.3 million. The Company had no cash used in or provided by financing during the Year ended December 31, 2011. The 2012 cash outflow is related to a loan TRL made to Canopius Group in the second quarter 2012. This loan was treated as a reduction to the Company’s equity balances and is accordingly treated as a financing activity.

In April 2012, the Company loaned approximately $108 million to Canopius. The loan was settled on March 13, 2013, the date of completion of the merger. The loan was to provide liquidity to Canopius to partially fund the acquisition of Omega. The loan proceeds and other funds were placed in a trust account to enable Canopius’s financial advisors to give a statement of assurance to the board of directors of Omega that Canopius had the financial resources available to pay the purchase price to Omega’s shareholders. The loan was not negotiated or entered into as part of the merger transaction.

Comparison of Years Ended December 31, 2011 and 2010

Net cash provided by operating activities for the year ended December 31, 2011 was $25.7 million compared to $78.0 million for the year ended December 31, 2010. The decline in operating cash flows is attributable to the catastrophe losses in 2011 combined with the reduction in assumed premiums written and earned for the year ended December 31, 2011 compared to the same period in 2010.

Cash flows used in investing activities for the year ended December 31, 2011 was $3.1 million compared to $31.2 million for the year ended December 31, 2010. The decrease is related to the increase in restricted cash from December 31, 2010 to December 2011. In 2011, the Company increased its cash held in Lloyd’s trust accounts.

Foreign currency fluctuations

The Company’s and CUBL’s functional currencies are the U.S. Dollar (“USD”). TRL’s functional currency is the British Pound Sterling (“GBP”).

The Company’s reporting currency is the USD. In translating all CBL amounts to USD, management utilized the rates of exchange prevailing at the balance sheet date for assets and liabilities and average rates of exchange to USD were used to translate income and expense transactions. Translation adjustments to the USD reporting currency are reported in comprehensive income and accumulated other comprehensive income. The Company manages its currency risk in TRL with foreign currency exchange contracts.

At December 31, 2012, the Company held three forward contracts—obligations to sell $33 million, $7 million, and €10 million to Canopius. At December 31, 2012 the Company had a net asset for the forward exchange contract of $2.7 million.

Investments

The Company is reporting its investments under the “trading” method of accounting. Its investment portfolio is reported at fair value with changes in fair value recognized directly in earnings (i.e. trading portfolio). Accordingly, all unrealized gains and losses are immediately recognized as a component of net investment income. The following tables summarize The Company’s investment portfolio.

The cost, gross unrealized gains and losses and estimated fair value of investments in fixed maturity securities at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012
($ in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate Securities	$70,048	$3,536	$—	$73,584

	$70,048	$3,536	$—	$73,584

	December 31, 2011
($ in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate Securities	$103,996	$326	$(1,447)	$102,875

	$103,996	$326	$(1,447)	$102,875

The following table shows the fair values of fixed maturities by ratings assigned by rating agencies at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
($ in thousands)	Fair Value	%	Fair Value	%
AAA	$—	—	$—	—
AA	—	—	17,150	17%
A	73,584	100%	85,725	83%
BBB and other	—	—	—	—

	$73,584	100%	$102,875	100%

The following table shows the fair values of fixed maturities by contractual maturities at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
($ in thousands)	Fair Value	Fair Value
Due in one year or less	$	$—
Due after one through five years	73,584	102,875
Due after five years		—

	$73,584	$102,875

The Company did not have an aggregate investment with a single counterparty in excess of 10 percent of total investments at December 31, 2012 or December 31, 2011.

Other investments

Other invested assets by category at December 31, 2012 and December 31, 2011 are as follows. Other investments are recorded at fair value with changes in fair value reported directly in the statement of income.

($ in thousands)	December 31, 2012	December 31, 2011
Credit securities fund	$66,342	$109,350
Structured deposit	11,768	27,325
Multi asset mutual fund	72,755	21,191

Total other investments	$150,865	$157,866

The credit securities fund is a fund that invests mainly in credit and credit related securities, cash and financial derivative instruments. The fund aims to manage currency exposure against GBP sterling. The credit securities fund may be redeemed on a daily basis.

The structured deposit is a US dollar denominated structured deposit with a final value linked to a US dollar denominated multi strategy index fund, hedged for currency exposure against the US dollar. A set minimum US dollar redemption value is guaranteed if held to contracted maturity. The planned redemption date is October 2013, and there is an early redemption penalty of 10% of any redemption based on the initial deposit value of the redeemed amount.

The multi asset mutual fund is a GBP sterling denominated fund invested in a variety of equity and bond securities as well as cash and cash equivalents. The multi asset mutual fund may be redeemed on a daily basis at their net asset value.

Contractual Obligations

A summary of significant contractual obligations as of December 31, 2012, for the Company is as follows. Changes in loss reserve payout assumptions, business needs and other factors may cause these estimates to change.

($ in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Loss reserves	$792.7	$300.4	$267.5	$110.2	$114.6

Total contractual obligations	$792.7	$300.4	$267.5	$110.2	$114.6

The Company has collateral on deposit with Lloyd’s. Lloyd’s may potentially draw on these funds provided by the Company in relation to insurance business that the Company itself has not assumed. The Company’s management believes that the probability of a liability is remote, since contractual clauses are in place to ensure that the appropriate Canopius Group affiliate reimburses the Company for the draw on collateral. Further, in the event of such a drawdown, and if such obligations are not honored by any such affiliate, Canopius has guaranteed, unconditionally and irrevocably, the punctual payment, performance and discharge of such payment obligations.

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that the Company will incur losses in its investment portfolio due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. Management believes the Company is principally exposed to market risk associated with changes in interest rates and credit risk. Specifically, rising rates or adverse movements in credit risk result in a decline in market value of the fixed income securities portfolios. Conversely, a decline in interest rates will result in a rise in the market value of the fixed income securities portfolios. The risk of changing prices is mitigated by the relatively short duration of the fixed income securities portfolios.

Credit Risk

Credit risk is the potential loss in the corporate securities portfolio market value resulting from adverse change in the issuer’s ability to repay its obligations. The Company’s investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims that are not covered by the funds withheld arrangements. The Company manages credit risk through regular review and analysis of the credit worthiness of all investments and potential investments.

Equity Risk

Equity risk is the risk that the Company may incur economic losses due to adverse changes in equity prices. Equity exposure to changes in equity prices will primarily result from the holdings in Other Investments. The Company has limited exposure to equity risk.

Interest Rate Risk

Interest rate risk is the risk that the Company may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed income securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities.

For corporate securities, short-term liquidity needs and the potential liquidity needs for the business are key factors in managing the portfolio. The average portfolio duration is maintained at less than 3 years, and accordingly, management believes it has mitigated significant impacts from interest rates changes.

Exchange rate risk

TRL’s functional currency is the GBP. The company’s policy is to hedge foreign exchange risk, so its policy is to hold USD assets to match USD liabilities. When any mismatch is identified, the Company hedges its exposure, using forward foreign exchange contracts. When any currency mismatch is identified, the Company may take action such as selling or buying currency surpluses or deficits, or entering into forward currency sale or purchase contracts. In determining the action to be taken, the Company will consider the potential for the currency imbalance to correct itself in the short term from future expected profits arising, or the risk of large losses occurring, from business written.

Item 8.	Financial Statements and Supplementary Data

On March 13, 2013, the merger contemplated by an Agreement and Plan of Merger, dated as of July 30, 2012, as amended, was consummated in connection with which an indirect wholly owned subsidiary of Canopius Holdings Bermuda Limited (“Canopius Bermuda”) merged with and into Tower Group, Inc. (“TGI”), with TGI surviving the merger and becoming an indirect wholly owned subsidiary of Canopius Bermuda. In connection with the merger, Canopius Bermuda changed its name to Tower Group International, Ltd. (“TGIL” or the “Company”) and became the successor to TGI under the Exchange Act. In the merger, each share of the common stock, par value $0.01 per share, of TGI issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive 1.1330 of common shares, par value $0.01 per share, of TGIL. Immediately after giving effect to the issuance of our common shares to the former TGI stockholders in the merger, 57,191,857 million of our common shares were outstanding, of which approximately 76% were held by the former TGI stockholders. The remaining 24% of our common shares outstanding immediately after giving effect to the merger were held by persons and entities who acquired our common shares prior to the merger, all of whom acquired such shares from Canopius Group Limited in a private placement transaction.

TGI is treated as the acquiring company in the merger for accounting purposes and the transaction is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of TGI for the periods through March 13, 2013 became our consolidated financial statements for the same respective periods. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of Canopius Bermuda, not TGI, because this Annual Report on Form 10-K covers the last fiscal year of Canopius Bermuda and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Canopius Bermuda as reported herein are not indicative of the future results of operations and financial position of the combined company. Investors should review the Annual Report on Form 10-K for the year ended December 31, 2012 that TGI filed with the SEC (Commission File No. 000-50990) for information regarding the historical results of operations and financial condition of TGI.

The consolidated financial statements of Tower Group International, Ltd. (formerly Canopius Holdings Bermuda Limited) as listed below are included in this Annual Report on Form 10-K as pages F-1 through F-16.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Tower Group International, Ltd. (formerly Canopius Holdings Bermuda Limited):

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, changes in shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Tower Group International, Ltd. (formerly Canopius Holdings Bermuda Limited) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers

Hamilton, Bermuda
March 28, 2013

Tower Group International, Ltd.

Consolidated Balance Sheets

As of December 31, 2012 and December 31, 2011

	December 31,	December 31,
($ in thousands, except par value and share amounts)	2012	2011
Assets
Fixed maturities, trading securities at fair value	$73,584	$102,875
Other investments at fair value	150,865	157,866

Total investments	224,449	260,741
Cash and cash equivalents	51,236	88,775
Cash and cash equivalents - restricted	78,880	44,191
Accrued interest	1,655	1,404
Amounts due from related parties	1,615	1,588
Reinsurance balances receivable	961,478	913,367
Deferred acquisition costs	—	181
Prepaid expenses and other assets	6	172

Total assets	$1,319,319	$1,310,419

Commitments and contingencies (Note 11)
Liabilities
Loss and loss expense reserves	$792,706	$810,336
Unearned premium	175,167	166,982
Deposit liability	12,451	—
Profit commission payable	4,317	3,551
Amounts due to related parties	—	2,422
Other liabilities	142	1,213

Total liabilities	$984,783	$984,504

Shareholder’s Equity

Common Share ($0.01 par value; 150,000,000 shares authorized, 100 shares issued and outstanding)	$—	$—
Share capital	1,050	1,050
Contributed capital	326,970	325,702
Accumulated other comprehensive loss	(26,477)	(44,304)
Loan receivable from Canopius Group Limited	(93,321)	—
Retained earnings	126,314	43,467

Total shareholder’s equity	$334,536	$325,915

Total liabilities & shareholder’s equity	$1,319,319	$1,310,419

The accompanying notes are an integral part of these consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Comprehensive Income

For the Three Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
($ in thousands)	2012	2011	2010
Revenues
Assumed premiums written	$383,311	$444,858	$516,016
Change in unearned premium	582	9,539	20,190

Assumed premiums earned	383,893	454,397	536,206
Other reinsurance income	419	—	—
Commission income	2,985	4,121	5,119
Net investment income	50,635	1,051	30,505
Net gains (losses) on foreign exchange transactions	(3,470)	485	60

Total Revenues	434,462	460,054	571,890

Expenses
Losses and loss expenses incurred	285,107	459,990	450,048
Policy acquisition costs	61,505	71,444	60,958
General and administrative expenses	5,003	5,481	6,692

Total Expenses	351,615	536,915	517,698

Net Income (loss)	$82,847	$(76,861)	$54,192

Other comprehensive income

Foreign currency translation adjustments	17,827	(2,768)	(8,265)

Comprehensive Income (loss)	$100,674	$(79,629)	$45,927

The accompanying notes are an integral part of these consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Changes in Shareholder’s Equity

For the Three Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Share	Contributed	Accumulated Other Comprehensive	Loan Receivable From	Retained	Total Shareholder’s
($ in thousands, except share amounts)	Share	Amount	Capital	Capital	Income (loss)	Canopius	Earnings	Equity
Balance at December 31, 2009	100	$—	$1,050	$325,702	$(33,271)	$—	$66,136	$359,617

Net Income	—	—	—	—	—	—	54,192	54,192
Change in Foreign Currency Gain (Loss)	—	—	—	—	(8,265)	—	—	(8,265)

Balance at December 31, 2010	100	$—	$1,050	$325,702	$(41,536)	$—	$120,328	$405,544

Net Loss	—	—	—	—	—	—	(76,861)	(76,861)
Change in Foreign Currency Gain (Loss)	—	—	—	—	(2,768)	—	—	(2,768)

Balance at December 31, 2011	100	$—	$1,050	$325,702	$(44,304)	$—	$43,467	$325,915

Net Income	—	—	—	—	—	—	82,847	82,847
Loan to Canopius Group	—	—	—	—	—	(93,321)	—	(93,321)
Transfer of subsidiary to Canopius Group	—	—	—	1,268	—	—	—	1,268
Change in Foreign Currency Gain (Loss)	—	—	—	—	17,827	—	—	17,827

Balance at December 31, 2012	100	$—	$1,050	$326,970	$(26,477)	$(93,321)	$126,314	$334,536

The accompanying notes are an integral part of these consolidated financial statements.

Tower Group International, Ltd.

Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Cash flows from operating activities:
Net income (loss) for the period	$82,847	$(76,861)	$54,192
Adjustments for net (gains) losses on investments	(6,930)	15,646	3,684
Depreciation	50	75	334
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest	(175)	1,071	(545)
(Increase)/decrease in amounts due/from related parties	(1,142)	(242)	488
(Increase)/decrease in reinsurance balances	197	3,035	(141,892)
(Increase)/decrease in deferred acquisition costs	278	140	(256)
(Increase)/decrease in prepaid expenses and other assets	28	(53)	37
Increase/(decrease) in loss and loss expense reserves	(57,994)	103,580	152,783
Increase/(decrease) in deposit liabilities	12,146	—	—
Increase/(decrease) in unearned premium	(423)	(9,539)	(305)
Increase/(decrease) in other liabilities	(441)	(11,183)	9,437

Net cash provided by operating activities	28,441	25,669	77,957

Cash flows from investing activities
Cash used in purchase of investments	(60,997)	(117,974)	(241,722)
Cash provided by sale of investments	116,455	116,484	7,255
Net change in restricted cash	(31,613)	(1,587)	203,254

Net cash provided by (used in) investing activities	23,845	(3,077)	(31,213)

Cash flows from financing activities:
Cash loaned to Canopius Group	(93,321)	—	(7,750)

Net cash used in by financing activities	(93,321)	—	(7,750)

Effect of exchange rate changes on cash	3,496	(828)	(205)

Net increase (decrease) in cash	(37,539)	21,764	38,789
Cash and cash equivalents - beginning of year	88,775	67,011	28,222

Cash and cash equivalents - December 31,	$51,236	$88,775	$67,011

The accompanying notes are an integral part of these consolidated financial statements.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 1—Nature of Business

Tower Group International, Ltd. (“TGIL” or the “Company”) (formerly named Canopius Holdings Bermuda Limited) is a Bermuda holding company that was incorporated on September 6, 2007. As of December 31, 2012, TGIL’s sole subsidiary was Tower Reinsurance Limited (“TRL”) (formerly named Canopius Bermuda Limited), a class 3A licensed Bermuda insurance company. Canopius Underwriting Bermuda Limited (“CUBL”), another subsidiary of TGIL, was transferred to TGIL’s parent, Canopius Group Limited (“Canopius Group”), a company incorporated in Guernsey, Channel Islands, on November 21, 2012.

The Company’s business operates as a single segment and considers the reinsurance it writes as originating from Bermuda. If and when the Company expands its operations, management will evaluate additional segment disclosures as required by accounting principles generally accepted in the United States of America (“GAAP”).

The Company was organized to underwrite in global insurance markets by reinsuring various subsidiaries of Canopius Group that are Lloyd’s underwriting members (the “ceding affiliates”) that participate in Syndicate 4444 at Lloyd’s, through Quota Share Reinsurance Treaty Agreements (“QSRTs”). The Company reinsures each ceding affiliate for 85% of its respective participation in the 2007 year of account (“YOA”) (from October 1, 2007) and the 2008, 2009, 2010 and 2011 YOA. The Company renewed the QSRTs on similar terms for the 2012 YOA. These contracts operate on a funds withheld basis so that, generally, no settlements will take place between the parties until the YOA closes.

The Company also reinsured the run-off reserves of Syndicate 839 at Lloyd’s. Syndicate 839 was closed into Syndicate 4444’s 2011 YOA as at 1 January 2011, with the treaty remaining in force through a Syndicate Limited Liability Whole Account Excess Reinsurance Treaty. Under the terms of the contract the Company has agreed to indemnify Syndicate 839 in respect of its ultimate net loss actually paid on or after 1 July 2010 up to a limit of £110m with effect from 1 July 2010.

The Company provided Whole Account Aggregate Excess of Loss reinsurance cover for Acorn Corporate Capital Limited, a subsidiary of Canopius Group that was the sole underwriting member of Syndicate 839’s 2008 year of account (“the Acorn contract”). This contract was terminated by a Deed of Termination dated 10 June 2011.

In 2008, the Company entered into an intermediary agreement with Canopius Ireland Limited (“CIL”), a subsidiary of Canopius Group, to write certain structured reinsurance covers sourced by CIL.

Through its subsidiary CUBL, the Company also provided certain underwriting services to Syndicate 4444. The Company transferred CUBL to Canopius Group on November 21, 2012.

Note 2—Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of TGIL and its subsidiaries TRL and CUBL (through November 2012, the date of CUBL’s transfer to Canopius Group).

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All inter-company accounts and transactions have been eliminated in consolidation. The following are the significant accounting policies adopted by the Company:

Common Stock

On July 28, 2012, Canopius Group, TGIL’s sole shareholder approved a one-for-one hundred common stock split, which became effective on that date. All references to common shares for all periods presented in the accompanying financial statements have been adjusted to give effect to this common stock split. A change from $1 to $0.01 was made to the par value of the common shares.

Capital Transactions between Affiliates

In the second quarter of 2012, the Company loaned approximately $108 million to Canopius Group under which the Company will earn London Interbank Offered Rate (LIBOR) plus 2 percent. The loan is repayable on demand, but in any event by February 28, 2013. However, on July 30, 2012, the Company, Canopius Group and other parties thereto entered into a letter agreement whereby the Company agreed to ensure that all indebtedness for borrowed money between the Company or any of its Subsidiaries, (other than Canopius Underwriting Bermuda Limited (“CUBL”)) or any affiliates thereof, and CUBL

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

be repaid in full in cash prior to the merger closing with Tower Group, Inc. (“Tower”), except as otherwise expressly agreed in writing by Tower and Canopius Group in connection with the restructuring of the Company’s business prior to the merger. As of December 31, 2012, the Company had approximately $93 million outstanding from Canopius Group relating to this loan, which is reported as a reduction in equity in these consolidated financial statements.

In November 2012, TGIL transferred CUBL to Canopius Group. Since this was a non-recurring transaction between entities under common control, assets are transferred at historical book value and any difference in the consideration received and the book value of the assets transferred is treated as an adjustment to equity. TGIL received $1 from Canopius Group and recognized an increase to contributed capital for approximately $1.3 million as a result of the transfer. See “Note 5—Related Party Transactions” for detail of other related party transactions.

Accounting Policies

Assumed Premiums Earned

Initial estimates of written premiums are based on information received from the cedants and relate to business incepted during the period of cover. Subsequent adjustments, based on reports of actual premium by the cedants, are recorded in the period they are determined.

Premiums are earned over the terms of the underlying insurance policies. The portion of the premium related to the unexpired portion of the policy at the end of the period is reflected in unearned premium.

Under the QSRTs, gross premiums written are ceded to the Company net of the Company’s share of original commissions, brokerage, policy taxes and similar deductions. The value of unearned premium recorded for the QSRTs is reported to the Company by the cedants and is the net of unearned assumed premium, unearned ceded premium and deferred element of the Company’s share of original commissions, brokerage, policy taxed and similar deductions.

For multi-year policies written which are payable in annual installments, and where the insured or reinsured has the ability to commute or cancel coverage with the terms of the policy, only the annual premium is included as written premium at policy inception. Annual installments are included as written premium at each successive anniversary date within the multi-year term.

Loss and Loss Expense Reserves (“LAE”)

Loss and loss expense reserves comprise reserves for the cost of claims reported but not settled at the balance sheet date (“outstanding losses”), as well as reserves for the cost of claims incurred but not reported (“IBNR”) at the balance sheet date.

Reserves for outstanding losses and IBNR are established and maintained by the Company based on information received from the cedants. The estimated cost of claims includes expenses to be incurred in settling claims and a deduction for the expected value of salvage and other recoveries. Given the uncertainty in establishing loss and loss expense provisions, it is likely that the final outcome will prove to be different from the original liability established. Adjustments to the amounts of loss and loss expense provisions are reflected in income in the period in which they are known. The methods used, and the estimates made, are reviewed regularly. Claims and expenses reported are generally reserved at the reported amounts, although these amounts are subject to review and potential adjustment.

The estimation of IBNR is generally subject to a greater degree of uncertainty than the estimation of the cost of settling claims already notified to the Company, where more information about the claim event is generally available. Claims IBNR may often not be apparent to the insured until many years after the event giving rise to the claims has happened. Classes of business where the IBNR proportion of the total reserve is high will typically display greater variations between initial estimates and final outcomes because of the greater degree of difficulty of estimating these reserves.

Where possible, the cedants adopt multiple techniques to estimate the required level of provisions. This assists in giving greater understanding of the trends inherent in the data being projected. The projections given by the various methodologies also assist in setting the range of possible outcomes. The most appropriate estimation technique is selected taking into account the characteristics of the business class and the extent of the development of each accident year. Allowance is made, however, for changes or uncertainties which may create distortions in the underlying statistics or which might cause the cost of unsettled claims to increase or reduce when compared with the cost of previously settled claims. A component of these estimation techniques is usually the estimation of reported claims not yet paid. In estimating the cost of these, the cedants consider the claim circumstances as reported, information available from loss adjusters and information on the cost of settling claims with similar characteristics in previous periods.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Large claims impacting each relevant business class are generally assessed separately, being measured on a case by case basis or projected separately in order to allow for the possible distortive effect of the development and incidence of these large claims.

Commission Revenue

Direct commission revenue from the Company’s underwriting services is recognized and earned as insurance and reinsurance policies are placed with the issuing companies.

Cash and Cash Equivalents

Cash equivalents are carried at cost, which approximates fair value, and include all investments with original maturities of 90 days or less.

Cash and cash equivalents-restricted, include investments in highly liquid money market funds, including amounts held in Lloyd’s premium and members’ trust funds and collateral bank accounts.

Interest income on cash and cash equivalents is accrued at the balance sheet date.

See Note—7 for discussion on restricted cash and cash equivalents.

Investments

Investments are classified as trading securities and carried at fair value with movements in fair value included as a component of net investment income.

Fixed-maturity securities:    Fair value for fixed-maturity securities is primarily based on quoted market prices or a matrix pricing using observable inputs, with limited exceptions as discussed in “Note 4—Fair Value Measurements”. Purchases and sales of fixed maturity securities are accounted for at their fair values (normally their cost of acquisition or proceeds of disposal) less accrued interest. Realized gains or losses are determined on the specific identification method. Interest income is recognized when earned in net investment income. All gains or losses on fixed income securities are included in net investment income.

Other invest assets:    The Company initially estimates fair value of its investments in funds and its structured deposit by reference to transaction price. Subsequently, for investments in funds, the Company obtains the fair value from net asset information provided by the fund manager, the financial statements of which are audited annually. For structured deposits, the subsequent fair values are obtained from the sponsor of the deposit, and are calculated according to pre-defined baskets of market indices.

Fair Value

GAAP establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) followed by similar but not identical assets or liabilities (Level 2) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during periods of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available.

The Company primarily uses outside pricing services to assist in determining fair values. For investments in active markets, the Company uses the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices are unavailable, the pricing services utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.

As management is responsible for the recorded fair values, the Company has processes in place to validate the market prices obtained from the outside pricing sources including, but not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. The Company also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Derivatives

The Company effects derivative contracts to mitigate foreign exchange currency risk, and recognizes derivative financial instruments as either assets or liabilities measured at fair value. Gains and losses resulting from changes in fair value are included in net investment income. None of the derivatives are designated as accounting hedges. The fair value of foreign exchange derivatives described are based on exchange rates provided by independent sources and are subject to the same Company fair value processes as described above.

Reinsurance Balances Receivable

Under the QSRTs, premiums due to TRL are retained by the cedents and utilized in accordance with the terms of the applicable trust deeds for the settlement of claims and other underwriting liabilities. Pursuant to the terms of the QSRTs, the right of offset exists between the reinsurance balances receivable and loss and loss expense reserves. Settlement between the parties takes place following the closure of the underwriting year, which is generally after three years or as agreed otherwise in the QSRTs. Any profit will be released from the relevant trust fund and remitted to TRL. Any losses will be payable by TRL to Canopius subsidiaries participating in Syndicate 4444.

Deposit Contract Liabilities

The Company has entered into one assumed reinsurance contract that does not contain sufficient insurance risk to be accounted for as reinsurance. The premium on this contract is recorded in Deposit Liability in Consolidated Balance Sheet. As amounts are paid, the deposit liability is reduced.

Deferred Acquisition Costs

Certain policy acquisition costs, comprising primarily brokerage fees, that vary with and are primarily related to the successful production of premiums, are deferred and amortized over the period in which related premiums are earned. Under the QSRTs, premiums are ceded to the Company net of original commissions, brokerage, policy taxes and similar deductions. All other policy acquisition costs in relation to the production of premiums under the QSRTs are ceded to the Company on an earned basis and no policy acquisition costs are deferred.

Policy acquisition costs

Policy acquisition costs under the QSRTs consist of the Company’s share of various expenses charged to Syndicate 4444, including operating expenses, Lloyd’s central fund contribution, managing agent fees, profit commissions, overriding commissions and letters of credit fees. Policy acquisition costs on other contracts relate to brokerage fees and ceding commissions.

Foreign exchange

The Company’s functional currency is the U.S. Dollar (“USD”). TRL’s functional currency is the British Pound Sterling (“GBP”).

The Company’s reporting currency is the USD. In translating all TRL amounts to USD, management utilized the rates of exchange prevailing at the balance sheet date for assets and liabilities and average rates of exchange to USD were used to translate income and expense transactions. Translation adjustments to the USD reporting currency are reported in comprehensive income and accumulated other comprehensive income. TRL writes certain business denominated in other currencies. These transactions are remeasured to British Pound Sterling with transactional gains and losses reported in earnings.

Recent Accounting Pronouncements

In July 2012, the FASB issued amended guidance on testing indefinite lived intangible assets for impairment. This guidance is intended to reduce the cost and complexity of the annual impairment test by allowing an entity to utilize more qualitative factors. This guidance is effective for fiscal years beginning after September 15, 2012. This guidance will not affect the Company’s financial position, result of operations or cash flows.

In June 2011 (and as amended in December 2011), the FASB issued new guidance concerning the presentation of comprehensive income. The Company adopted this new guidance retrospectively on January 1, 2011 and now reports its statements of operations and other comprehensive income in a single continuous statement.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 3—Investments

The cost, gross unrealized gains and losses and estimated fair value of investments in fixed maturity trading securities at fair value at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012
($ in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate Securities	$70,048	$3,536	$—	$73,584

	$70,048	$3,536	$—	$73,584

	December 31, 2011
($ in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate Securities	$103,996	$326	$(1,447)	$102,875

	$103,996	$326	$(1,447)	$102,875

The following table shows the fair values of fixed maturities by ratings assigned by rating agencies at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
($ in thousands)	Fair Value	%	Fair Value	%
AAA	$—	—	$—	—
AA	—	—	17,150	17%
A	73,584	100%	85,725	83%
BBB and other	—	—	—	—

	$73,584	100%	$102,875	100%

The following table shows the fair values of fixed maturities by contractual maturities at December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
($ in thousands)	Fair Value	Fair Value
Due in one year or less	$—	$—
Due after one through five years	73,584	102,875
Due after five years through ten years	—	—
Due after ten years	—	—

	$73,584	$102,875

Other investments

Other invested assets by category at December 31, 2012 and December 31, 2011 are as follows. Other investments are recorded at fair value with changes in fair value reported directly in the statement of comprehensive income.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

($ in thousands)	December 31, 2012	December 31, 2011

Credit securities funds	$66,342	$109,350
Structured deposit	11,768	27,325
Multi asset mutual funds	72,755	21,191

Total other investments	$150,865	$157,866

The credit securities funds are funds that invest mainly in credit and credit related securities, cash and financial derivative instruments. The fund aims to manage currency exposure against GBP sterling. The credit securities fund may be redeemed on a daily basis.

The structured deposit is a US dollar denominated structured deposit with a final value linked to a US dollar denominated multi strategy index fund, hedged for currency exposure against the US dollar. A set minimum US dollar redemption value is guaranteed if held to contracted maturity. The planned redemption date is October 2013, and there is an early redemption penalty of 10% of any redemption based on the initial deposit value of the redeemed amount.

The multi asset mutual funds are GBP sterling denominated funds invested in a variety of equity and bond securities as well as cash and cash equivalents. The multi asset mutual fund may be redeemed on a daily basis at their net asset value.

Net investment income

The components of net investment income for the year ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Interest on cash and cash equivalents	$644	$289	$432
Interest on reinsurance balances receivable	33,703	8,428	23,974
Interest on fixed maturity securities	5,185	3,183	2,040
Interest on advances to affiliates			33
Dividend on investment in other funds	3,142	5,894	6,307
Net gains (losses) on fixed maturity securities	3,030	(1,734)	591
Net gains (losses) on investment in funds	3,900	(13,788)	(4,604)
Net gains (losses) on forward exchange contracts	1,686	(662)	2,316
Investment expense	(655)	(559)	(584)

Total net investment income	$50,635	$1,051	$30,505

Net unrealized gains (losses) for the year ended 2012 on fixed maturities and other investments still held at December 31, 2012 were $2,205 thousand and $3,515 thousand, respectively.

Note 4—Fair Value Measurements

GAAP establishes a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) followed by similar but not identical assets or liabilities (Level 2) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during periods of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The Company primarily uses outside pricing services to assist in determining fair values. For investments in active markets, the Company uses the quoted market prices provided by the outside pricing services to determine fair value. In circumstances where quoted market prices are unavailable, the pricing services utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.

The Company’s process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. The Company may also periodically perform back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

The levels of the hierarchy are as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities traded in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs. Included are investments in Corporate securities and the Company’s other investments, and the foreign currency derivatives.

Level 3—Inputs to the valuation methodology are unobservable in the market for the asset or liability and are significant to the fair value measurement. Material assumptions and factors considered in pricing investment securities may include projected cash flows, collateral performance including delinquencies, defaults and recoveries, and any market clearing activity or liquidity circumstances in the security or similar securities that may have occurred since the prior pricing period.

The Company valued all of its financial instruments at December 31, 2012 and 2011 utilizing Level 2 inputs. The Company bases fair value of its fixed maturity securities on market convention where investments are primarily traded, which is the last traded, closing or middle market price.

As at December 31, 2012 and December 31, 2011, the company’s financial instruments carried at fair value utilizing Level 2 inputs are as follows (there were no transfers between Level 1, Level 2 or Level 3 for any of the periods presented):

($ in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2012
Fixed maturity securities	$—	$73,584	$—	$73,584
Other Investments	—	150,865	—	150,865

Total Investments at fair value	$—	224,449	$—	$224,449

Foreign currency forward contract	$—	$2,717	$—	$2,717

December 31, 2011
Fixed maturity securities	$—	$102,875	$—	$102,875
Other Investments	—	157,866	—	157,866

Total Investments at fair value	$—	260,741	$—	$260,741

Foreign currency forward contract	$—	$1,214	$—	$1,214

Derivatives

The fair value of forward currency exchange contracts is based on the Company’s contractual GBP sterling denominated asset/ (obligation) netted against the Company’s foreign currency obligation/ (asset) at the prevailing exchange rate at December 31. All of the Company’s forward exchange contracts require the purchase or sale of foreign currency for a contractual GBP sterling amount, and are entered into to manage currency risk. As at December 31 2012, the Company held three forward contracts—an obligation to sell $33,000 thousand and $7,000 thousand to Canopius Group for value January 23, 2013 and obligation to sell €10,000 thousand to Canopius Group for value January 23, 2013. At December 31, 2012, the Company’s net asset for forward exchange contracts was $2,717 thousand and is included as a component of Amounts due from related parties on the balance sheet. Gains on forward exchange contracts were $1,686 thousand in 2012 and are included in Net investment income. At December 31, 2011, the Company’s net asset for the forward exchange contract was $1,214 thousand and is included as a component of Amounts due/to from related parties on the balance sheet.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

The Company does not use hedge accounting for these derivatives. Losses on forward exchange contracts were $662 thousand in 2011 and are included in Net investment income on the income statement.

Note 5—Related Party Transactions

As disclosed in Note 1, the Company has entered into QSRTs with various affiliates of Canopius Group. The Company assumed net earned premiums of $378,930 thousand, $431,897 thousand and $372,771 thousand in 2012, 2011 and 2010, respectively, from the QRSTs and received $32,559 thousand, $7,689 thousand and $23,532 thousand in 2012, 2011 and 2010, respectively of the Company’s proportion of balances held on trust funds maintained by the managing agent of S4444 and by Lloyd’s in respect of the QSRTs.

As of December 31, 2012 and 2011, related party balances in respect of the QSRTs were as follows:

•	funds withheld by cedants of $877,665 thousand and $815,131 thousand for 2012 and 2011, respectively included in reinsurance balances receivable;

•	unearned premium of $174,447 thousand and $165,170 thousand for 2012 and 2011, respectively;

•	outstanding losses and loss expenses $713,878 thousand and $696,380 thousand for 2012 and 2011, respectively.

The Company also wrote the Acorn contract in respect of another subsidiary of Canopius Group, Acorn Corporate Capital Limited on a funds withheld basis. Until termination, the funds were held on trust funds maintained by the managing agent of S839 and by Lloyd’s. Related party transactions in respect of the Acorn contract were as follows:

•	income on deposit contracts of $0 thousand, $480 thousand and $11,049 thousand in 2012, 2011 and 2010, respectively;

Beginning in 2012, the Company entered into an Aggregate Excess of Loss Reinsurance contract with Syndicate 4444. The contract was novated to Omega Specialty Insurance Company Limited (OSIL), an indirect subsidiary of Canopius Group, on November 16, 2012. OSIL agreed to pay the sum of $621,000, which equals the unearned premium as at September 30, 2012 to the Company.

Beginning in 2010, the Company also provides Whole Account Excess Treaty cover directly to S839 on a funds withheld basis. Following closure of S839 for the 2008 year of account into the 2011 year of account of S4444 as at 1 January 2011, the funds are held on trust funds maintained by the managing agent of S4444 (previously S839) and by Lloyd’s. Related party transactions in respect of the S839 contract were as follows:

•	profit commission expense of $568 thousand and $1,845 thousand in 2012 and 2011, respectively;

•	funds withheld interest income of $1,143 thousand and $754 thousand in 2012 and 2011, respectively.

•	Funds withheld including interest credited thereon, $67,629 thousand and $90,278 thousand in 2012 and 2011, respectively;

•	Outstanding losses and loss expenses of $57,337 thousand and $77,269 thousand in 2012 and 2011, respectively.

Canopius Services Limited, an affiliate, charged a fee of $249 thousand, $311 thousand and $533 thousand to the Company for director services and consulting advice in 2012, 2011 and 2010, respectively. The Company owed $882 thousand and $195 thousand at the end of 2012 and 2011, respectively, to Canopius Services Limited.

During the year, Canopius Ireland Limited charged fees of $646 thousand, $2,098 thousand and $2,005 thousand to the Company in 2012, 2011 and 2010, respectively. The Company owed Canopius Ireland Limited $646 thousand and $1,016 thousand at 2012 and 2011 year end, respectively.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

These transactions are consistent with related party transactions for the year ended December 31, 2012 and were entered into on normal commercial terms.

Note 6—Loss and Loss Adjustment Expense

The summary of changes in outstanding losses and loss expenses for the year ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
($ in thousands)	2012	2011	2010

Balance at January 1,	$810,336	$719,155	$563,960

Incurred losses and loss expenses related to:
Current year	$307,849	$460,064	$453,704
Prior years	(22,742)	(74)	(3,656)

Total incurred	$285,107	$459,990	$450,048

Paid losses and loss expenses related to:
Current years	$127,699	$195,072	$111,998
Prior years	215,537	145,838	165,869

Total paid	$343,236	$340,910	$277,867

Foreign currency adjustments	$40,499	$(27,899)	$(16,986)

Balance at December 31,	$792,706	$810,336	$719,155

The favorable development in 2012 in respect of prior years’ losses arose due to better actual versus expected experience on reserves from years 2009 and prior offset by adverse development on prior year catastrophes related to the Thai flood and New Zealand earthquake.

Note 7—Reinsurance Collateral

As at December 31, 2012 and 2011, the Company had placed cash and cash equivalents in the amount of $48,987 thousand and $18,717 thousand, respectively, fixed maturity securities with a fair value of $57,588 thousand and $88,119 thousand, respectively, and other investments with a fair value of $66,342 thousand and $109,350 thousand, respectively, directly with Lloyd’s for the benefit of Lloyd’s in relation to the QSRTs.

In the event that Lloyd’s draws on the Company’s funds at Lloyd’s in relation to insurance business that the Company itself has not assumed, contractual clauses are in place to ensure that the appropriate Canopius Group affiliate reimburses the Company for the draw on collateral. Should reimbursement not take place for any reason, and if that affiliate is reinsured by the Company under the QSRTs (i.e. a ceding affiliate), the Company is able to offset the value of such a drawdown against its own obligations under the QSRTs. If the above such obligations are not honored by any such affiliate, Canopius Group has guaranteed, unconditionally and irrevocably, the punctual payment, performance and discharge of such payment obligations. Based on these terms the Company has assessed any potential exposure to the loss of collateral as remote.

In accordance with the terms of reinsurance contracts written with third parties, the Company has established insurance trusts and arranged letters of credit for the benefit of ceding insurers to provide collateral in respect of net obligations to the ceding insurers under the reinsurance contracts. As at December 31, 2012 and 2011, the Company had placed cash and cash equivalents of $29,894 thousand and $25,086 thousand, respectively, and other investments in the amount of $11,768 thousand and $27,325 thousand, respectively, in such trusts and as collateral to support the letters of credit.

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

Note 8—Income Taxes

Under current Bermuda Law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2035. The Company does not engage in a trade or business within any other country which would subject the Company to income tax in a foreign jurisdiction.

Note 9—Statutory Financial Information and Accounting Policies

Bermuda

As of December 31, 2012, TRL was registered as a Class 3A insurer and is required by the terms of its license granted under the Insurance Act, 1978 of Bermuda and related regulations (the “Act”) to maintain a solvency margin in accordance with the provisions of the Act. In 2013, TRL requested and received approval to become registered as a Class 3B insurer.

At December 31, 2012, TRL was required to maintain a minimum statutory capital and surplus of $119,727 thousand. TRL’s statutory capital and surplus at December 31, 2012 was $431,353 thousand. TRL met the minimum solvency margin at December 31, 2012.

In 2011 the Bermuda Solvency Capital Requirement (“BSCR”) was introduced for Class 3A insurers. The BSCR is a risk-based capital model to measure risk and to determine an enhanced capital requirement (“ECR”) and target capital level (“TCL”) (defined as 120% of the ECR) for Class 3A insurers. During a transitional period following the introduction of BSCR, TRL is not required to meet the full amount of calculated ECR or TCL.

TRL is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than 75% of the amount of its relevant liabilities. Relevant assets comprise cash and investments, accrued investment income, and reinsurance balances receivable. At December 31, 2012, TRL was required to maintain relevant assets of $738,723 thousand. At that date relevant assets were $1,401,832 thousand and the minimum liquidity ratio was therefore met.

The Act also prohibits TRL from reducing its statutory capital by 15% or more as set out in its previous years statutory financial statements without the prior approval of the Bermuda Monetary Authority (the “BMA”). The Company received approval from the BMA to reduce its statutory capital in an amount not to exceed 70 million British Pound Sterling in March 2013 in connection with its merger with Tower Group, Inc. (“Tower”). See “Note 11—Subsequent Events” for details on the merger and dividend.

Note 10—Commitments and Contingencies

Lloyd’s may potentially draw on the funds at Lloyd’s collateral (see “Note 7—Reinsurance Collateral”) provided by the Company in relation to insurance business that the Company itself has not assumed. The Company’s management believes that

Tower Group International, Ltd.

Notes to Consolidated Financial Statements

the probability of a liability crystallizing is remote, since contractual clauses are in place to ensure that the appropriate Canopius affiliate reimburses the Company for the draw on collateral, and (if the affiliate is a reinsured under the QSRTs), the Company is able to offset the value of such a drawdown against its own obligations under the QSRT. Further, in the event of such a drawdown, and if such obligations are not honored by any such affiliate, Canopius has guaranteed, unconditionally and irrevocably, the punctual payment performance and discharge of such payment obligations. Lastly, under the terms of the QSRT, the Company’s insurance obligations are limited to the amount the Company has placed as collateral. Accordingly, management has not recorded any liability in respect of this contingency.

There were no material pending legal proceedings to which the Company or its subsidiary were a party to or of which any of the property was subject.

Note 11—Subsequent Events.

On March 13, 2013, Canopius Group announced that it had completed the private sale of shares of the Company to a limited number of third party institutional investors. Canopius Group received $216,697,637 in gross proceeds from the sale of 14,025,737 shares (such shares representing 100% of its ownership) of the Company. The gross purchase price per share was $15.45.

In March 2013, prior to the sale, the Company entered into a series of reinsurance transactions with affiliates of Canopius Group, the purpose of which was to reinsure, commute or novate certain of its assumed reinsurance business. In total, the Company’s December 31, 2012 net reserves, unearned premiums and deposit liabilities were reduced by approximately $624 million, $159 million and $12 million, respectively, resulting from these events. The net reinsurance balances receivable and other liability balances were reduced by approximately $791 million and $2 million, respectively. The net impact to shareholder’s equity from these reinsurance transactions was approximately $1 million.

In March 2013, the Company declared a dividend to Canopius Group for 83 million British pound sterling. A final distribution will be made on finalization of the closing balance sheet on the date of merger. In addition, TRL received approval to reduce its statutory contributed surplus by an amount not to exceed 70 million British pounds sterling which was obtained, in part, to effectuate the settlement of the Company’s outstanding loan to Canopius Group. These transactions were executed in contemplation of and conditional on the completion of the merger transaction with Tower Group, Inc. (“TGI”).

On March 13, 2013 following the completion of the sale of common shares described above, the Company completed its merger transaction with TGI, pursuant to which, among other things, TGI became an indirect wholly owned subsidiary of the Company and each issued and outstanding share of TGI common stock was exchanged for 1.1330 of the Company’s common shares. As a consequence of the merger, the Company issued to former TGI stockholders 44,421,502 common shares and reserved 969,315 common shares to replace options previously issued by TGI that were outstanding at the effective time of the merger. The Company changed its name to Tower Group International, Ltd. concurrent with the effective time of the merger on March 13, 2013, and the common shares of the Company began trading on The NASDAQ Global Select Market as the successor to TGI on March 14, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation of, management including our principal executive officer and principal financial officer, of Tower Group International, Ltd. (formerly Canopius Holdings Group Limited) (“TGIL” or the “Company”) disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that TGIL’s disclosure controls and procedures were effective as of December 31, 2012.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that TGIL’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of TGIL’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new public companies.

Changes in Internal Control over Financial Reporting

No changes in TGIL’s internal control over financial reporting occurred during December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Upon completion of the merger transaction on March 13, 2013, the businesses of Tower Group, Inc. and TGIL were combined. As a result of the completion of the merger, we are evaluating our internal control policies and procedures and may make modifications to the design of our internal control policies and procedures.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to the definitive proxy statement for our 2013 annual general meeting of shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If such definitive proxy statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item and not provided herein will be contained in the proxy statement for our 2013 annual general meeting of shareholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

No equity securities of the Company were registered pursuant to Section 12 of the Exchange Act during its most recent fiscal year. Accordingly, no information will be reported for the Company with respect to compliance with Section 16(a) of the Exchange Act.

We have adopted a Code of Business Conduct and Ethics and posted it on our website http://www.twrgrpintl.com under Investor Information and then under Corporate Governance.

Item 11.	Executive Compensation

The information required by this Item will be contained in the proxy statement for our 2013 annual general meeting of shareholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the proxy statement for our 2013 annual general meeting of shareholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in the proxy statement for our 2013 annual general meeting of shareholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be contained in the proxy statement for our 2013 annual general meeting of shareholders, which we intend to file within 120 days after the end of our fiscal year ended December 31, 2012, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K

1.	Index to Financial Statements: See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules: The financial statement schedules are listed in the Index to Financial Statement Schedules.

(b) Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 30, 2012, by and among Canopius Holdings Bermuda Limited (Tower Ltd.), Canopius Mergerco, Inc., Tower Group, Inc. and Condor 1 Corporation (incorporated herein by reference to Exhibit 2.1 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on July 31, 2012).

2.2	Amendment No. 1 to Agreement and Plan of Merger dated November 8, 2012, among Tower Group, Inc, the Registrant, Canopius Mergerco, Inc. and Condor 1 Corporation (incorporated herein by reference to Exhibit 2.1 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on November 13, 2012).

3.1	Memorandum of Association of Tower Group International Ltd. (incorporated herein by reference to Exhibit 3.1 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

3.2	Amended and Restated Bye-laws of Tower Group International Ltd. (incorporated herein by reference to Exhibit 3.2 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

4.1	Reference is made to Exhibit 3.1.

4.2	Registration Rights Agreement made as of March 13, 2012, by and among Canopius Holdings Bermuda Limited and certain shareholders (incorporated herein by reference to Exhibit 10.2 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

10.1	Master Transaction Agreement, dated as of April 25, 2012, between the Registrant, Canopius Mergerco, Inc., Condor 1 Corporation, Canopius Group Limited and Tower Group, Inc. (incorporated herein by reference to Exhibit 10.2 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on April 25, 2012).

10.2	Letter Agreement, dated as of July 30, 2012, among Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc., Condor 1 Corporation and Tower Group, Inc. (incorporated herein by reference to Exhibit 2.2 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on July 31, 2012).

10.3	Guarantee of Canopius Holdings Bermuda Limited, dated as of March 13, 2013, in connection with the Tower Group, Inc. 5.00% Convertible Senior Notes due 2014 (incorporated herein by reference to Exhibit 10.3 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

10.4	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among Tower Group International, Ltd., Tower Group, Inc. and Michael H. Lee (incorporated herein by reference to Exhibit 10.1 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 15, 2013).

10.5	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among Tower Group International, Ltd., Tower Group, Inc. and William E. Hitselberger (incorporated herein by reference to Exhibit 10.2 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 15, 2013).

10.6	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among Tower Group International, Ltd., Tower Group, Inc. and Elliot S. Orol (incorporated herein by reference to Exhibit 10.3 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 15, 2013)

10.7	Form of Amended Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Flectat Limited (referred to herein as the 2011 Quota Share Agreement) (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.8	Form of Amended Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Flectat Limited (referred to herein as the 2012 Quota Share Agreement) (incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.9	Form of Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Omega Insurance Specialty Insurance Company Limited relating to the 2011 underwriting year of account (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.10	Form of Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Omega Insurance Specialty Insurance Company Limited relating to the 2012 underwriting year of account (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.11	Form of Funds at Lloyd’s Providers’ Deed, dated as of March 13, 2013, by and between Canopius Bermuda Limited, Omega Insurance Specialty Insurance Company Limited, Canopius Capital Two Limited, Flectat Limited, Canopius Managing Agents Limited, and Canopius Holdings Bermuda Limited (incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.12	Form of Commutation Agreement, dated as of March 13, 2013, by and between Tower Insurance Company of New York and Flectat Limited concerning a quota share reinsurance relating to Flectat Limited’s participation on Syndicate 4444 for the 2011 year of account (incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.13	Form of Commutation Agreement, dated as of March 13, 2013, by and between Tower Insurance Company of New York and Canopius Capital Eleven Limited concerning a quota share reinsurance relating to Canopius Capital Eleven Limited’s participation on Syndicate 4444 for the 2012 year of account (incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

21.1	Subsidiaries of Tower Group International, Ltd.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 10-K of Tower Group, Inc. for the year ended December 31, 2012 filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 to Form 10-K on March 13, 2013, which is incorporated herein by reference.

EX-101	Instance Document**

EX-101	Schema Document**

EX-101	Calculation Document**

EX-101	Linkbase Document**

EX-101	Presentation Linkbase Document**

EX-101	Definition Linkbase Document**

*	The certifications attached as Exhibit 32 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2013	Tower Group International, Ltd. (Registrant)

/s/ Michael H. Lee
Michael H. Lee
Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL H. LEE AND WILLIAM E. HITSELBERGER, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Michael H. Lee	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 3, 2013
Michael H. Lee

/s/ William E. Hitselberger	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	April 3, 2013
William E. Hitselberger

/s/ Charles A. Bryan	Director	April 3, 2013
Charles A. Bryan

/s/ William F. Fox Jr.	Director	April 3, 2013
William F. Fox Jr.

/s/ William A. Robbie	Director	April 3, 2013
William A. Robbie

/s/ Steven W. Schuster	Director	April 3, 2013
Steven W. Schuster

/s/ Robert S. Smith	Director	April 3, 2013
Robert S. Smith

/s/ Jan R. Van Gorder	Director	April 3, 2013
Jan R. Van Gorder

/s/ Austin P. Young III	Director	April 3, 2013
Austin P. Young III

Tower Group International, Ltd.

Index to Financial Statement Schedules

Schedules		Pages

I	Summary of Investments—other than investments in related parties	S-2
II	Condensed Financial Information of the Registrant as of and for the years ended December 31, 2012 and 2011	S-3
III	Supplementary Insurance Information for the years ended December 31, 2012, 2011 and 2010	S-8
IV	Reinsurance for the years ended December 31, 2012, 2011 and 2010	S-9
V	Supplemental Information Concerning Insurance Operations for the years ended December 31, 2012, 2011 and 2010	S-10

Tower Group International, Ltd.

Schedule I - Summary of Investments - Other Than Investments in Related Parties

	December 31, 2012
			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet
Fixed maturities:
Trading securities:
Corporate securities	$70,048	$73,584	$73,584

Total investments	$70,048	$73,584	$73,584

	December 31, 2011
			Amount
		Fair	Reflected on
($ in thousands)	Cost	Value	Balance Sheet
Fixed maturities:
Trading securities:
Corporate securities	$103,996	$102,875	$102,875

Total investments	$103,996	$102,875	$102,875

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedules

To the Board of Directors and Shareholders of

of Tower Group International, Ltd. (formerly Canopius Holdings Bermuda Limited):

Our audits of the consolidated financial statements referred to in our report dated March 28, 2013 appearing in the 2012 Annual Report to Shareholders of Tower Group International, Ltd. (formerly Canopius Holdings Bermuda Limited) (which report and consolidated financial statements appear in Item 8. of this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers

Hamilton, Bermuda

March 28, 2013

Tower Group International, Ltd.

Schedule II - Condensed Financial Information of the Parent Company

Condensed Balance Sheets

	December 31,
($ in thousands)	2012	2011
Assets
Investment in subsidiaries	$334,545	$323,588
Due from affiliate	—	2,335
Other assets	—	8

Total assets	$334,545	$325,931

Liabilities
Accounts payable and accrued expenses	$9	$16

Total liabilities	9	16

Shareholders’ equity	334,536	325,915

Total liabilities and shareholders’ equity	$334,545	$325,931

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the parent company and the consolidated financial statements and the notes thereto.

Tower Group International, Ltd.

Schedule II - Condensed Financial Information of the Parent Company

Condensed Statements of Income and Comprehensive Income

	Year Ended December 31,
($ in thousands)	2012	2011	2010
Revenues
Other revenue	$—	$—	$191
Equity in net earnings of subsidiaries	82,857	(76,817)	54,001

Total revenues	82,857	(76,817)	54,192
Expenses
Other operating expenses	10	44	—

Total expenses	10	44	—

Income before income taxes	82,847	(76,861)	54,192
Provision/(benefit) for income taxes	—	—	—

Net income (loss)	$82,847	$(76,861)	$54,192

Other comprehensive income (loss)
Change in foreign currency gain (loss)	17,827	(2,768)	(8,265)

Comprehensive income (loss)	$100,674	$(79,629)	$45,927

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the parent company and the consolidated financial statements and the notes thereto.

Tower Group International, Ltd.

Schedule II - Condensed Financial Information of the Parent Company

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net (loss) income	$82,847	$(76,861)	$54,192
Adjustments to reconcile net income to net cash provided by (used) in operations:
Equity in undistributed net income of subsidiaries	(82,857)	76,817	(54,001)
Change in operating assets and liabilities
Other assets	3	27	(191)
Accounts payable and accrued expenses	7	17	—

Net cash flows provided by operations	—	—	—
Cash flows provided by (used in) investing activities:
Investment in subsidiary	—	—	—

Net cash flows used in investing activities	—	—	—
Cash flows provided by (used in) financing activities:
Additional paid in capital	—	—	—

Net cash flows provided by (used in) financing activities	—	—	—

Increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

The condensed financial information should be read in conjunction with the notes to the condensed financial information of the parent company and the consolidated financial statements and the notes thereto.

Tower Group International, Ltd.

Schedule II – Condensed Financial Information of the Parent Company

Notes to Condensed Financial Information

Tower Group International, Ltd. (“TGIL” or the “Company”) (formerly named Canopius Holdings Bermuda Limited) is a Bermuda holding company that was incorporated on September 6, 2007. As of December 31, 2012, TGIL’s sole subsidiary was Tower Reinsurance Limited (“TRL”) (formerly named Canopius Bermuda Limited), a class 3A licensed Bermuda insurance company. Canopius Underwriting Bermuda Limited (“CUBL”), another subsidiary of TGIL, was transferred to TGIL’s parent, Canopius Group Limited (“Canopius Group”), a company incorporated in Guernsey, Channel Islands, on November 21, 2012.

The accompanying condensed financial statements of Tower Group International, Ltd. (parent company) should be read in conjunction with the consolidated financial statements and notes thereto of Tower Group International, Ltd.

Tower Group International, Ltd.

Schedule III - Supplementary Insurance Information

	Deferred	Gross
	Acquisition	Future
	Cost, Net of	Policy
	Deferred	Benefits,			Benefits,
	Ceding	Losses and	Gross		Losses and			Net
	Commission	Loss	Unearned	Net Earned	Loss	Amortization	Operating	Premiums
($ in thousands)	Revenue	Expenses	Premiums	Premiums	Expenses	of DAC	Expenses	Written
2012
Reinsurance	$—	$792,706	$175,167	$383,893	$285,107	$181	$5,003	$383,311

Total	$—	$792,706	$175,167	$383,893	$285,107	$181	$5,003	$383,311

2011
Reinsurance	$181	$810,336	$166,982	$454,397	$459,990	$186	$5,481	$444,858

Total	$181	$810,336	$166,982	$454,397	$459,990	$186	$5,481	$444,858

2010
Reinsurance	$284	$719,155	$178,497	$536,206	$450,048	$507	$6,692	$516,016

Total	$284	$719,155	$178,497	$536,206	$450,048	$507	$6,692	$516,016

Tower Group International, Ltd.

Schedule IV - Reinsurance

					Percentage of
		Ceded to	Assumed from		Amount
	Gross	Other	Other	Net	Assumed to
($ in thousands)	Amount	Companies	Companies	Amount	Net
Year ended December 31, 2012
Premiums
Property and casualty insurance	$—	$—	$383,311	$383,311	100%
Accident and health insurance	—	—	—	—	—

Total Premiums	$—	$—	$383,311	$383,311	100%

Year ended December 31, 2011
Premiums
Property and casualty insurance	$—	$—	$444,858	$444,858	100%
Accident and health insurance	—	—	—	—	—

Total Premiums	$—	$—	$444,858	$444,858	100%

Year ended December 31, 2010
Premiums
Property and casualty insurance	$—	$—	$516,016	$516,016	100%
Accident and health insurance	—	—	—	—	—

Total Premiums	$—	$—	$516,016	$516,016	100%

Tower Group International, Ltd.

Schedule V - Supplemental Information Concerning Insurance Operations

	Deferred	Reserves For Unpaid Claims and Claim				Net	Claims and Claims Adjustment Expenses Incurred and Related to		Amortization	Paid Claims and Claim	Net
	Acquisition	Adjustment	Discounted	Unearned	Earned	Investment	Current	Prior	of	Adjustment	Premiums
$ in thousands)	Cost	Expenses	Reserves	Premium	Premium	Income	Year	Year	DAC	Expenses	Written
2012
Consolidated Insurance Subsidiaries	$—	$792,706	$—	$175,167	$383,893	$50,635	$307,849	$(22,742)	$181	$343,236	$383,311
2011
Consolidated Insurance Subsidiaries	181	810,336	—	166,982	454,397	1,051	460,064	(74)	186	340,910	444,858
2010
Consolidated Insurance Subsidiaries	284	719,155	—	178,497	536,206	30,505	453,704	(3,656)	507	277,867	516,016

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of July 30, 2012, by and among Canopius Holdings Bermuda Limited (Tower Ltd.), Canopius Mergerco, Inc., Tower Group, Inc. and Condor 1 Corporation (incorporated herein by reference to Exhibit 2.1 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on July 31, 2012).

2.2	Amendment No. 1 to Agreement and Plan of Merger dated November 8, 2012, among Tower Group, Inc, the Registrant, Canopius Mergerco, Inc. and Condor 1 Corporation (incorporated herein by reference to Exhibit 2.1 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on November 13, 2012).

3.1	Memorandum of Association of Tower Group International Ltd. (incorporated herein by reference to Exhibit 3.1 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

3.2	Amended and Restated Bye-laws of Tower Group International Ltd. (incorporated herein by reference to Exhibit 3.2 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

4.1	Reference is made to Exhibit 3.1.

4.2	Registration Rights Agreement made as of March 13, 2012, by and among Canopius Holdings Bermuda Limited and certain shareholders (incorporated herein by reference to Exhibit 10.2 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

10.1	Master Transaction Agreement, dated as of April 25, 2012, between the Registrant, Canopius Mergerco, Inc., Condor 1 Corporation, Canopius Group Limited and Tower Group, Inc. (incorporated herein by reference to Exhibit 10.2 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on April 25, 2012).

10.2	Letter Agreement, dated as of July 30, 2012, among Canopius Holdings Bermuda Limited, Canopius Mergerco, Inc., Condor 1 Corporation and Tower Group, Inc. (incorporated herein by reference to Exhibit 2.2 in Tower Group, Inc.’s Current report on Form 8-K (File No. 000-50990) filed with the SEC on July 31, 2012).

10.3	Guarantee of Canopius Holdings Bermuda Limited, dated as of March 13, 2013, in connection with the Tower Group, Inc. 5.00% Convertible Senior Notes due 2014 (incorporated herein by reference to Exhibit 10.3 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 14, 2013).

10.4	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among Tower Group International, Ltd., Tower Group, Inc. and Michael H. Lee (incorporated herein by reference to Exhibit 10.1 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 15, 2013).

10.5	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among Tower Group International, Ltd., Tower Group, Inc. and William E. Hitselberger (incorporated herein by reference to Exhibit 10.2 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 15, 2013).

10.6	Assignment and Assumption and Amendment Agreement, effective as of March 13, 2013, by and among Tower Group International, Ltd., Tower Group, Inc. and Elliot S. Orol (incorporated herein by reference to Exhibit 10.3 in Tower Group International, Ltd.’s Current report on Form 8-K (File No. 001-35834) filed with the SEC on March 15, 2013)

10.7	Form of Amended Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Flectat Limited (referred to herein as the 2011 Quota Share Agreement) (incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.8	Form of Amended Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Flectat Limited (referred to herein as the 2012 Quota Share Agreement) (incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.9	Form of Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Omega Insurance Specialty Insurance Company Limited relating to the 2011 underwriting year of account (incorporated herein by reference to Exhibit 10.11 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.10	Form of Quota Share Reinsurance Agreement, dated as of March 13, 2013, by and between Canopius Bermuda Limited and Omega Insurance Specialty Insurance Company Limited relating to the 2012 underwriting year of account (incorporated herein by reference to Exhibit 10.12 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.11	Form of Funds at Lloyd’s Providers’ Deed, dated as of March 13, 2013, by and between Canopius Bermuda Limited, Omega Insurance Specialty Insurance Company Limited, Canopius Capital Two Limited, Flectat Limited, Canopius Managing Agents Limited, and Canopius Holdings Bermuda Limited (incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.12	Form of Commutation Agreement, dated as of March 13, 2013, by and between Tower Insurance Company of New York and Flectat Limited concerning a quota share reinsurance relating to Flectat Limited’s participation on Syndicate 4444 for the 2011 year of account (incorporated herein by reference to Exhibit 10.14 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

10.13	Form of Commutation Agreement, dated as of March 13, 2013, by and between Tower Insurance Company of New York and Canopius Capital Eleven Limited concerning a quota share reinsurance relating to Canopius Capital Eleven Limited’s participation on Syndicate 4444 for the 2012 year of account (incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 to Canopius Holdings Bermuda Limited’s Registration Statement on Form S-4 (Registration No. 333-183661) filed with the SEC on November 16, 2012).

21.1	Subsidiaries of Tower Group International, Ltd.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual Report on Form 10-K of Tower Group, Inc. for the year ended December 31, 2012 filed with the SEC (Commission File No. 000-50990) on March 4, 2013, as amended by Amendment No. 1 to Form 10-K on March 13, 2013, which is incorporated herein by reference.

EX-101	Instance Document**

EX-101	Schema Document**

EX-101	Calculation Linkbase Document**

EX-101	Labels Linkbase Document**

EX-101	Presentation Linkbase Document**

EX-101	Definition Linkbase Document**

*	The certifications attached as Exhibit 32 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.